Form 10KSB40
period 1996-12-31
ELECTRO KINETIC SYSTEMS INC
filed 1997-12-17
CIK 723616

THIS DOCUMENT IS A COPY OF THE FORM 10-KSB FILED ON JULY 15, 1997 PURSUANT TO
                 A RULE 202(d) CONTINUING HARDSHIP EXEMPTION


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                        Commission file number: 2-85175W

                          ELECTRO-KINETIC SYSTEMS, INC.
                          -----------------------------
                 (Name of small business issuer in its charter)

          PENNSYLVANIA                               22-1954716
          ------------                               ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

332 C Haddon Avenue, Westmount New Jersey               08108
-----------------------------------------               -----
 (Address of principal executive offices)             (Zip Code)

Issuer's telephone number                         609-858-4665
                                                  ------------

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

                              Class A Common Stock
                              --------------------
                                (Title of class)

         Check whether issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.          Yes  X        No     .
                     -----        -----

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year......($33,165)

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of 12/31/96 was approximately $1,500,000.

         Number of shares of Class A Common Stock, no par value, outstanding as of December 31, 1996: 30,166,069 (Common Stock outstanding 20,431,069 and to be issued 9,735,000)

                 Transitional Small Business Disclosure Format
                         Yes        No  X
                            -----     -----

                               Table of Contents

ITEM 1:  Description of Business

ITEM 2:  Description of Property

ITEM 3:  Legal Proceedings

ITEM 4:  Submission of Matters to a Vote of Security Holders

ITEM 5:  Market of the Registrants Common Stock and Related Stockholders Matters

ITEM 6: Management Discussion and Analysis of Results of Operations and Financial Condition

ITEM 7:  Financial Statements

ITEM 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

ITEM 10: Executive Compensation

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

ITEM 12: Certain Relationships and Related Transactions

ITEM 13: Exhibits & Reports on Form 8-K

ITEM 1.  Description of Business

History

      In February, 1990, Electro Kinetic Systems, Inc. (EKS or the Company) successfully concluded a rights offering which provided it with approximately $700,000, net of issue expenses. The proceeds were used primarily to fund new operations, to repay notes, to implement marketing programs, and for working capital Also, in 1990, EKS acquired 72% of the assets of Douglas Martin & Associates, an independent radiation testing and consulting facility. EKS subsequently changed the name of its wholly owned subsidiary, EKS-RadTech, Inc. to DMA RadTech., Inc. In 1992, EKS acquired the remaining minority interest in DMA RadTech for 140,000 shares of its common stock.

      In December, 1992, a significant change in management of EKS occurred as a result of investment by private investors, principally Charles Cascio and members of his family.

      In March of 1995, the Company suspended operations in radon testing and analysis following the bankruptcy of its principal distributor .Accordingly, all operations relative to radon testing have been classified as discontinued. The Company sold its building in June of 1995 and reflected net income from this transaction in the amount of $315,919, which includes principal debt reduction of $356,460. This nonrecurring item of income is included in "Other Income Net."

      The Company acquired Israel Imaging Technology, Inc. and its two affiliates on September 18, 1995 and agreed to issue 4,100,000 shares of common stock in exchange for their shares. The acquisition was accounted for as a purchase. The difference between the fair market value of the stock issued over the book value of assets acquired has been allocated to investments in a 50% owned affiliated company in the amount of $84,503 and the balance to excess, in the amount of $18,656. Operations were accounted for beginning October 1, 1995, as equity in earnings of unconsolidated affiliate.

      The 1995 acquisition of Israel Imaging Technologies, Inc. gave the Company a 50% interest in Printone Media (PM). PM is a computer imaging and preprint company offering scanning, colour separation and other graphic arts services in a state of the art plant in Jerusalem, Israel. The Company has made unsuccessful efforts to enter into the publishing field and related endeavors.

      During the year 1995, the Company also reduced other indebtedness in the amount of $91,041 by the issuance of 1,972,139 shares of its common stock; issued additional shares of the Company's common stock to fund its' operations; acquired companies in the field of publishing and rescinded such transaction; and continued to negotiate for the acquisition of assets and joint ventures in the field of publishing. During 1996, the Company abandoned its efforts in the publishing field.

      On July 12, 1996, Charles D. Cascio resigned as President, Chief

Executive Officer and Chairman of the Board and as a director. Mr. Albert Gardner also resigned from the Board of Directors. On July 12, 1996, Dr. Julius Cherny was selected to replace Mr. Cascio. Also selected for the Board of Directors were Mr. Daniel Herzka and Mr. Richard J. L. Herson. Carryover members include Gary Dornhoefer and Ralph Lanciano III. The resignations were not caused by or related to any disagreements "on any matter relating to the registrant's operating policies or practices".

Business

      The current business of the Company is the development of concepts and their conversions to revenue producing activities.

      The Company is developing four systems which will be marketed directly and/or to exploit with strategic partners:

      (1) Information action models, or decision models, particularly for stock traders -- referred herein as Short Term Security Trading or "(ST)

      (2)   Visual communication technology (Vizcom)

      (3)   Security basket index ("SBI")

      (4)   Integrated translations, prepress, desk top publishing and printing.


      (1)   INFORMATION AND ACTION DECISION MODELS

      The Company is developing and integrating various discrete systems that involve the manipulation of symbols and images. The applications are systems that are on the cutting edge of modern technology, involving different aspects of electronic communications. The systems are logically related and outputs can include dynamic representations in pictures, phonetics as well as image shapes and colors that change with changing conditions. The systems are logically related "top-down"; the products are "bottom-up" applications to stock trading, etal.

      (2) "VIZCOM"

      The visual communications technology concerns application of visual graphics to new applications. (It is thus directly related to stock traders and also potential applications to business, medicine and general communications). The systems include words, images, pictures, phonetics, ideographs -- from the print word to the sound tape. After capture, the manipulation of images requires standard symbolic language that is computerized.

      (3) STOCK BASKET INDEX

      There are 18,000 public companies of which approximately 10,000 report to the SEC. Some stock prices are quoted on the various stock exchanges, some prices are generated over the counter, quoted by brokers. Relative to the latter group, for many companies there are insufficient shares for trading that limits liquidity of the market. With this limitation the potential advantages of small companies going public evaporate: incentives for management and employees, liquidity for major shareholders etc.

      Proposed Solution: Increase the number of tradable shares without the issuance of additional shares by the company. This can be accomplished by combining various small companies into a "basket" of larger units. The basket or index is thus more readily tradable. Companies can be combined by geographical area, industry, markets, approximate size (volume, capital), etc. -- or a combination of these characteristics.

      The Company has been examining this approach on a geographic area, one that can readily be followed by local companies, local stock brokers and local investors:

      (1) We have been reviewing this approach with Dr. Joshua Ronen of the NYU Tisch School of Accounting to:

            (a) design with Dr. Cherny an appropriate index *(see discussion below)

            (b)   review companies for inclusion

            (c)   test going on-line for continual updating of their operations

            (d) test a dynamic computer model of combining, weighting and reporting to market such baskets of companies.

      (2) Discussing possible joint ventures with potential market makers including the marketing of the underlying shares

      (3)   Investigating whether the software can be given patent protection.


      * Index:
      The task of establishing an index for trading requires a continuous computer updating of the weighted average of the individual share prices of the component companies -- no different from the Standard and Poor Index. However, the "straw index" will also incorporate other adjustments based on mathematical modeling to reflect volatility, trends and variables within trends such as risk factors relative to liquidity, competition and industry conditions.

      (4) INTEGRATED TRANSLATIONS, DESK TOP PUBLISHING AND PREPRESS PRINTING THE

      Company already has its own prepress facilities in Jerusalem, Israel (through its 50% ownership of Printone Media, Inc. (PM)) The Company has access to a half dozen of Israel's largest printers, for whom PM has performed services. There are some two dozen companies in Israel translating English to Hebrew(H), Arabic(A), Russian(R) and other languages. The Company is investigating operating combinations of translating, prepress and printing into finished products, particularly in HAR

Competition

      In the event the Company is successful in exploiting the above applications by marketing the various developments, the Company will compete with a large number of other companies that have greater financial resources, more extensive experience and better established development, marketing and service capabilities than the Company.

Supplies and Materials

      The computers, materials and supplies used to produce the Company's products are obtainable from a wide variety of suppliers. There is not currently, nor has there been in the recent past, a shortage of any of these. The Company believes that its current sources will be adequate to meet its future needs.

Employees

      The Company has three part-time employees, consisting of one office and two executives.

Research & Development

      The Company's research and developments have been the results of the efforts of its officers and directors. The Company anticipates investing increased amounts on research and development in the foreseeable future if funding becomes available.

Tax Carryforward Loss

      The Company has tax carryforward losses of approximately $3,300,000. Under
Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of prior net operating loss carryforwards may be limited as a result of ownership changes.

ITEM 2.  DESCRIPTION OF PROPERTY

      In November 1984, the Company purchased a building located at 701 Chestnut Street, Trainer, Pennsylvania, which housed its corporate headquarters occupying 2,500 square feet, laboratory facilities occupying 5,000 square feet and production facilities occupying 7,000 square feet.

      The Company sold its building in June of 1995 and reflected net income from this transaction, in the amount of $315,919 reduced principal debt.

ITEM 3. LEGAL PROCEEDINGS

      The Company is defendant in suits for unpaid services, the estimated liabilities for which are included in the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None

ITEM 5. MARKET OF THE REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDERS' MATTERS

      The price of common shares of the Company is quoted on the NASDAQ over-the-counter-market. A small number of broker-dealers make a market. The price has varied during the year from $.01 bid to $.05 asked.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION AND FINANCIAL CONDITIONS

The following should be read in conjunction with the financial statements appearing elsewhere in this report.

                               MANAGEMENT REPORT

GENERAL

      Following the bankruptcy of its principal distributor in March 1995, the Company suspended all operations related to testing of radon and analysis of environmental hazards. During 1996, the Company abandoned its efforts to develop popular consumer magazines and provided for losses in the amount of $44,000 (included in Discontinued Operations).

RESULTS OF OPERATIONS

      In 1996, the Company's only recurring source of income is its equity in its 50% owned subsidiary, Printone Media, a loss of $33,165. Include in discontinued operations were additional losses in connection with radon testing in the amount of $8,000 and provisions for losses on its publishing efforts in the amount of $44,000.

      The net loss for the year of $129,916 compares to a profit for the prior year of $8,099. The latter included income from the gain on sale of the Company's building of $315,919 and an income tax recovery of $30,000, net of a write down of assets of the testing business of $125,802, (included in Discontinued Operations).

      The following is a summary comparison of Income Statements for the years ended December 31, 1996, 1995 and 1994:


                                                  1996             1995              1994
                                               ---------        ---------         ---------
  Equity (loss)in Earnings of
    Unconsolidated Subsidiary                  $ (33,165)       $  (4,500)        $       0

  Selling, General and
    Administrative                                60,740          150,392           112,266
                                               ---------        ---------         ---------

  Loss before Other Income                       (93,905)        (154,892)         (112,266)

  Other Income (Expense)
    Gain on Sale of Building
      & Forgiveness of Debt                            0          315,919                 0
    Writedown of Assets                                0         (125,802)*               0
    Interest Expense                              (5,939)         (23,006)          (45,145)
    Other                                         17,119            7,559            92,223
                                               ---------        ---------         ---------

  Total Other Income/Expenses                     11,180          174,670            47,078

  Income/Loss Before
    Discontinued Operations                      (82,725)          19,778           (65,188)

  Discontinued Operations                        (42,191)         (41,679)          (19,624)
                                               ---------        ---------         ---------

  Loss Before Income Taxes                     $(124,916)       $ (21,901)        $ (84,812)
                                               =========        =========         =========

* Transferred to Discontinued Operations on the Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital declined from ($47,297) as of December 31, 1995 to ($113,768) as of December 31, 1996 and shareholders' equity declined from $113,309 to $9,193.

      The following is a summary comparison of Balance Sheets as of December 31, 1996, 1995 and 1994.

                                        1996               1995              1994
                                    -----------        -----------        ----------

      Current Assets                $     9,000        $    74,053        $  106,996
      Current Liabilities               122,768            121,350           810,404
                                    -----------        -----------        ----------

      Working Capital                  (113,768)           (47,297)         (703,408)
      Property, Plant &                       0                  0           291,980
      Equipment

      Other Assets
         Investments                    160,939            194,104                 0
         Excess                          18,036             18,656            89,853
         Other                              300                300            42,500
                                    -----------        -----------        ----------
      Total Other Assets                179,275            213,060           132,353

      Total Assets, Net of
         Current Liabilities             65,507            165,763          (279,075)

      Other Liabilities
      Long Term Liabilities                   0                  0             8,150
      Due to Officers                    56,314             52,454                 0
                                    -----------        -----------        ----------
      Total Other Liabilities            56,314             52,454             8,150
      Shareholders' Equity
      Capital Stock and Paid-
      In-Capital                      3,498,601          3,472,801         3,080,367
      Retained Earnings              (3,489,408)        (3,359,492)        3,367,591

      Shareholders' Equity          $     9,193        $   113,309          (287,224)

      The Company previously acquired certain preliminary designs for potential developments of computer decision models for trading securities and in the fields of medical compliance and book publishing. It is currently seeking financing to continue the developments as well as to enter into strategic partnerships with other companies in these and related fields. There is no assurance of success in these endeavors.

      In 1995, the Company reduced mortgage indebtedness and related interest and taxes in the total amount of $570,787 in connection with the sale of its building. In regard to ventures in the publishing field, the Company advanced $40,000 loaned by its' shareholders to such joint ventures in the process of formation. As a result of operations during the year, principally the sale of the building and the issuance of common stock for debt reduction and funding operations, working capital increased from a working capital deficit of $703,408 to a working capital deficit of $47,297.

      The Company's operating losses during the past years have been funded by the sale of its common stock and by loans from shareholders. During 1995, the Company issued 1,155,000 shares of common stock for $44,000 and received advances from its shareholders in the amount of $40,000. Loans due to shareholders in the amount of $42,293 were contributed to the Company and reflected in the Additional Paid-In-Capital and $12,454 was reclassified from current to long term.

      For the Company to become a viable entity, it must operate profitably and raise sufficient capital to fund its operations. The Company is making continuing efforts in this regard but there is no assurance of success in these endeavors.

ITEM 7.   Financial Statements                                          Pages
          --------------------                                          -----

          Consolidated Balance Sheets as of December 31, 1996           F 1-2
            and 1995

          Consolidated Statements of Operation for the Years            F 3
            Ended December 31, 1996 and 1995

          Consolidated Statement of Cash Flows for the                  F 4-5
            Years Ended December 31, 1996 and 1995

          Consolidated Statement of Changes in Stockholders'            F 6
            Deficiency (Equity) For The Years Ended
            December 31, 1996 and 1995

          Notes to Consolidated Financial Statements                    F 9-11

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995



                                     ASSETS

                                                      1996              1995
                                                    --------          --------

Current Assets:
  Cash                                              $      0          $ 13,147
  Other Receivables                                        0            43,906
  Equipment Held for Sale                              9,000            17,000
                                                    --------          --------
    Total Current Assets                            $  9,000          $ 74,053

Other Assets
  Excess of Cost over Net Assets Acquired,
   Less Accumulated Amortization                      18,036            18,656
  Investment and Advances to 50% Owned
   Affiliate                                         160,939           194,104
  Organization Costs                                     300               300
                                                    --------          --------
    Total Other Assets                              $179,275          $213,060
                                                    --------          --------
Total Assets                                        $188,275          $287,113
                                                    ========          ========

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         1996                  1995
                                                     -----------           -----------


Current Liabilities
  Accounts Payable                                   $    59,968           $    51,529
  Accrued Exp and other Current                           17,920                25,114
  Notes Payable                                           44,881                44,707
                                                     -----------           -----------
   Total Current Liabilties                          $   122,768           $   121,350

Long-Term Liabilities
   Due to Officers                                   $    56,314           $    52,454
                                                     -----------           -----------


Total Liabilities                                    $   179,082           $   173,804

Stockholders' Equity
  Class "A" Common Shares, No Par Value;             $ 3,446,308           $ 3,420,508
   Authorized - 90,000,000 shares; Issued
   and to be issued - 30,166,069 in 1996,
   28,086,069 in 1995
  Additional Paid-In-Capital                              52,293                52,293
  Accumulated Deficit                                 (3,489,408)           (3,359,492)
                                                     -----------           -----------
   Total Stockholders' Equity                        $     9,193           $   113,309

   Total Liabilities & Stockholders' Equity          $   188,275           $   287,113
                                                     ===========           ===========

                   ELECTRO-KINETIC SYSTEMS INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                 1996                   1995
                                            ------------           ------------
Equity in Earnings of
  Unconsolidated Affiliate                  ($    33,165)          ($     4,500)
                                            ------------           ------------
                                            ($    33,165)          ($     4,500)
Selling, General & Admin.
  Expenses                                  $     60,120           $    141,805
Depreciation/Amortization                            620                  8,587
                                            ------------           ------------
                                            $     60,740           $    150,392
Net Loss From                               ------------           ------------
  Continuing Operations                     ($    93,905)          ($   154,892)
                                            ------------           ------------
Other income (expense)
  Interest Expense                                (5,939)               (23,006)
  Reduction of Previously
  Recorded Liabilities                            15,000
  Forgiveness of Debt                              2,119
  Gain on Sale of Building                                              315,919
  Miscellaneous                                                           7,559
                                            ------------           ------------
                                            $     11,180           $    300,472
                                            ------------           ------------
Operating Loss/Profit Before
  Discontinued Operations                   ($    82,725)          $    145,580


Discontinued Operations                          (42,191)              (167,481)
                                            ------------           ------------
Net Loss Before Income Tax                  ($   124,916)          ($    21,901)

Income Tax Recovery                                                      30,000
                                            ------------           ------------
Net Loss / Profit                           ($   124,916)          $      8,099
Loss Per Class A Common
  Share
             Net Loss / Profit              ($     0.004)          $      0.000
                                            ============           ============
Weighted Average Number
 of Common Shares
 Outstanding                                  29,126,069             23,748,212
                                            ============           ============

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                             1996                1995
                                                          ---------           ---------
Cash Flows From Operating Activities
     Net Income                                           ($124,916)          $   8,099
     Adjustments to Reconcile Net Loss
     to Net Cash Used in Operating Activities
       Equity in Earnings of Unconsolidated
        Subsidiary                                           33,165               4,500
       Depreciation and Amortization                            620              11,379
       Provision for Uncollectible Advances                  40,000
       Value Assigned To Stock Options                                           10,000
       Write-Off of Assets                                    8,000             125,802
       Deferred Income Tax Credit                                                30,000)
    (Increase) Decrease in Assets
       Accounts Receivable - Trade                                                3,949
       Other Receivables                                      3,906
       Inventory                                                                 13,218
       Prepaid Expenses and Other Current Assets                                  3,183
       Deposits and Other Assets                                                  1,063
    Increase (Decrease) in Liabilities
       Accounts Payable - Trade                               8,439              (6,644)
       Accrued Expenses and Other Current
        Liabilities                                          (7,195)            (11,435)
       Notes Payable                                            174                 665
                                                          ---------           ---------
    Total Adjustments                                     $  87,109           $ 125,680
                                                          ---------           ---------
    Net Cash Provided/Used in Operating
      Activities                                          ($ 37,807)          $ 133,779

Cash Flows From Investing Activities
       Forgiveness of Debt                                                     (315,919)
       Building Disposal                                                         57,196
       Note Payable , Net                                                         7,038
                                                          ---------           ---------
       Net Cash Provided from Investing
                  Activities                              $       0           ($251,685)

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Cash Flows From Financing Activities
      Loans - Officers                                 $  3,860         $ 52,454
      Proceeds from Sale of Common Stock                 24,000
      Cash Received From Acquisitions                     2,334
      Common Stock Issued For Liabilities                20,000
      Common Stock Issued For Fees                       20,800           20,000
                                                       --------         --------
      Net Cash Provided by Financing Activities        $ 24,660         $118,788
                                                       --------         --------
   Net Increase (Decrease) in Cash                     ($13,147)        $    882
   Cash - Beginning of Year                            $ 13,147         $ 12,265
                                                       --------         --------
   Cash - End of Year                                  $      0         $ 13,147
                                                       ========         ========

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (EQUITY)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995






                             Common Shares      Common Shares
                                Class A            Class A             Deficit              Total
                             -----------         -----------         -----------         -----------

Balance at
  December 31, 1994           18,108,930         $ 3,080,367         ($3,367,591)        ($  287,224)

Sale of Common Stock           1,150,000              57,500                                  57,500
Conversion of Debt to
  Common Stock                 1,172,139              91,041                                  91,041
Additional Paid In
  Capital                                             52,293                                  52,293
Common Stock To Be
  Issued                       7,655,000             191,600                                 191,600
Net Profit                                                                 8,099               8,099
                             -----------         -----------         -----------         -----------
Balance at
  December 31, 1995           28,086,069         $ 3,472,801         ($3,359,492)        $   113,309

Common Stock To Be
 Issued                        2,080,000              20,800                                  20,800
Paid-in-Capital                                                                                    0
Net Profit                                                              (124,916)           (124,916)
                             -----------         -----------         -----------         -----------
Balance at
  December 31, 1996           30,166,069         $ 3,493,601         ($3,484,408)        $     9,193


                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

NOTE A:  THE COMPANY

      Electro-Kinetic Systems, Inc. (EKS) was formed on April 24, 1972 under the laws of the State of Pennsylvania. It's corporate office is now located at 332 C Haddon Avenue, Westmount, New Jersey 08108; its telephone number is (609) 858-4662

NOTE B:  ACCOUNTING POLICIES

      The Company suspended operations in radon testing and analysis following the bankruptcy of its principal distributor in March of 1995. Accordingly, all operations have been classified as discontinued. The company sold its building in June of 1995 and reflected net income from this transaction in the amount of $315,919. This nonrecurring item of income is included in "Other Income Net."

      The Company acquired Israel Imaging Technology, Inc. and its two affiliates on September 18, 1995 and agreed to issue 4,100,000 shares of its common stock in exchange for their shares. The acquisition was accounted for as a purchase. The difference between the fair market value of the stock issued over the book value of assets acquired has been allocated to investments in a 50% owned affiliated company in the amount of $18,656. Operations were accounted for beginning October 1, 1995, as equity in earnings of unconsolidated affiliate.

      The Company has tax carryforward losses of approximately $3,300,000. Under
Section 382 of the Internal Revenue Code of 1986, as amended; the utilization of prior net operating loss carry forward may be limited as a result of ownership changes.

NOTE C:  STOCK OPTION PLAN

      The Company adopted a Stock Option Plan (the "Option Plan") on May 3,1993. Under the Option Plan, shares of the Company's Common Stock(subject to certain adjustments) are reserved for issuance upon the exercise of options. Options granted under the Option Plan are intended to constitute incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or any corresponding provisions of succeeding law ( the "Code"). Stock appreciation rights may be granted in association with options. Incentive stock options may be granted under the Option Plan to employees (including officers and directors who are employees of the Company) or subsidiary corporation on the date of grant.

     By its terms, the Option Plan is to be administered by a committee(the "Committee") appointed by the Board of Directors which shall consist of either the entire Board of Directors, all of whom must be disinterested persons, or by a committee of two or more directors. Subject to the provisions of the Option Plan, the Committee has the authority to determine the persons to whom options will be granted, the exercise price, the term during which options may be exercised and such other terms and conditions as it deems appropriate. As of the date hereof, options to purchase 1,000,000 shares of Common Stock have been granted under the Option Plan at $0.01 per share.

      The aggregate fair market value of shares issuable pursuant to incentive stock options granted in any calendar year to an employee or officer may not exceed $100,000 subject to certain carryovers from previous years. Incentive stock options granted under the Option Plan may not have an exercise price less than the fair market value of the Common Stock on the date of the grant (or 110% of the fair market value in the case of employees holding ten percent or more of the voting stock of the Company.). Options granted under the Option Plan will expire not more than ten years from the date of the grant subject to earlier termination under the Option Plan. The term of an incentive stock option granted to a 10% holder shall be no more than 5 years from the date of the grant.

      Under the Option Plan, participants may be granted stock appreciation rights in connection with, or separately from, options. Each stock appreciation right consists of a right to receive, upon exercise, either cash or shares of Common Stock, as determined in the discretion of the Committee, equal to the amount by which the shares of Common Stock on the date the stock appreciation right are exercised. Only the number of shares actually delivered upon the exercise of such stock appreciation rights will be charged against the maximum number of shares which may be issued under the Option Plan.

NOTE D: GOING CONCERN

      The Company's financial position continues to reflect a significant shortage of working capital. The Company believes that current funds maybe insufficient to continue to meet its obligations. While the Company continues to pursue alternate means of raising capital, there can be no assurance that it will be successful in raising sufficient capital to meet its needs. The Company has a history of continuing net losses, and a significant working capital deficit. There has been doubt about The company's ability to continue as a going concern.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There are no audited reports for the years 1994, 1995 and 1996. In their report from 1993, the Company's independent public accountants included an explanatory paragraph stating there is substantial doubt about EKS's ability to continue as a going concern. The accountants formally resigned in 1995 because of unpaid fees. (reference is made to Forms 8-K filed)

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

      Set forth below is certain information regarding the executive officers and directors of the Company:

         Name              Age               Position                     Since
         ----              ---               --------                     -----
Julius Cherny              60         Director, President and Chief       1996
                                      Executive Officer
Richard J. L. Herson       78         Director, Treasure, Secretary       1996
                                      Chief Accounting Officer
Daniel Herzka              46         Director                            1996
Ralph Lanciano III         32         Director                            1993
Gary Dornhoefer            51         Director                            1993


      Julius Cherny, Ph. D. has been a Director since May 10, 1996. Dr. Cherny is a founder and partner of Mottola, Cherny and Associates, a consulting firm specializing in providing financial, organizational and systems consulting services. Dr. Cherny holds a Ph.D. in accounting and is currently on staff at the NYU Graduate School of Business and previously at the Hagen School of Business at Iona College. Dr. Cherny has held positions as Director, Senior Vice President, and Chief Financial Officer with firms in the securities industry. Dr. Cherny has published numerous papers and authored several books dealing with Finance, Accounting and Advanced Mathematical Theory.

      Richard J. L. Herson was Secretary, Treasure and a Director of The Translation Group, Ltd. since inception until February 1, 1996, when here signed as Secretary and Treasurer and was appointed Chief Accounting Officer, the position he currently holds. Mr. Herson was previously a General Partner in the firm of Hertz, Herson and Company, CPA's with offices in New York, Boston and Charlotte. He is currently Secretary of the Bruner Foundation, where he is responsible for its investments and accounting operations. He holds a Bachelor Degree from the City College of New York and an M.S. in Accounting from Columbia University. He has also authored numerous articles and a book on accounting.

      Daniel Herzka became a director in July 1996. He is the Vice President Marketing and Product Management of Linotype-Hell Company. In this position he is responsible for the introduction of new products and solutions to the graphic-arts market. Daniel Herzka has more than 20 years experience applying innovative computerized imaging solutions in abroad range of industries including printing and publishing, textile, CAD/CAM, PCB, mapping, medical imaging and scientific visualization. Mr. Herzka came to Linotype-Hell from Ultimate Technolographics Inc., the inventors of Impostrip the professional electronic imposition software where he served as Senior Vice President Sales and Marketing. Previously he held a senior worldwide business management position with DuPont De Nemours. Prior to DuPont, he was an employee of Scitex for thirteen years in a variety of management positions in sales and marketing involving business activities in the United States, Europe, Japan and South America. Daniel studied for an MBA at Hebrew University in Jerusalem and for a BSC in Electrical and Industrial Engineering from the Technion in Haifa.

      Gary Dornhoefer became a Director in October 1993. A National Hockey League "Hall of Famer", he played professional hockey for the Philadelphia Flyers for eleven years, during which time the team won two Stanley Cups. Mr. Dornhoefer is currently with Prism Cable Network as a Color Analyst/Commentator for the Philadelphia Flyers, and has various other business interests. He is Co-Administrator of the EKS 1993 Stock Option Plan.

      Ralph C. Lanciano, III became a Director in October 1993. A licensed optician, Mr. Lanciano has owned and operated CEE Optical Center since 1989, and has participated in various real estate development and other business ventures. He is Co-Administrator of the EKS 1993 Stock Option Plan.

BOARD OF DIRECTORS

      Each director and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. At present, the Company's bylaws require no fewer than one director. Currently, there are five directors of the Company. The bylaws permit the Board of Directors to fill any vacancy and the new director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. Other than as indicated above, there are no family relations among any officers or directors of the Company. The officers of the Company devote part time to the business of the Company. See "Certain Transactions." The Company has established separate Audit and Compensation Committees. The Audit Committee consists of Mr. Herson and Dr. Cherny. The Audit Committee will make recommendations to the Board of Directors regarding the selection of independent auditors, reviews the results and scope of the audit and of the services provided by the Company's independent auditors, and review and evaluate the Company's internal control functions. The Compensation Committee consists of Dr. Lanciano and Mr. Herzka. The Compensation Committee will make recommendations to the Board of Directors concerning compensation for executive officers and consultants of the Company. The Option Committee will continue to consist of Dr. Lanciano and Mr. Dornhoefer.

ITEM 10:  EXECUTIVE COMPENSATION

      The Company has part time executive officers. The following is the annual compensation paid to them in 1996:

Julius Cherny               President             $10,400
Richard J. L. Herson        Secretary and          10,400
                                                  -------
                            Treasurer
                                    Total         $20,800
                                                  =======

COMPENSATION OF DERECTORS

      of the Company are not compensated for their services, in that capacity.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the shares of Common Stock owned by (i) each person who is known by the Company to own beneficially more than 5% of the shares of any class of Common Stock, (ii) each director of The company who owns shares, and (iii) the executive officers and directors of the Company as a group. Unless otherwise indicated, all shares of Common Stock are owned by the individual named as sole record and beneficial owner with exclusive power to vote and dispose of such shares.

                                                            Common       Shares Issued and to
     Name                               Position           Share Owned   be Issued Percentage
     ----                               --------           -----------   --------------------

Julius Cherny                           President           2,590,000           8.6
Charles Cascio                            ----              2,735,000           9.0
Richard J.L. Herson                Secretary/Treasurer      4,483,000          14.8
Gary Dornhoefer                         Director              240,000            .8
Ralph Lanciano                          Director              800,000           2.6
Daniel Herzka                           Director              600,000           2.0
All Executive Officers                    ----              8,713,000          28.8
and Directors as a Group

     The capitalization of EKS, as of December 31, 1996 was as follows:

                                Amount             Currently
Title of Class                Authorized          Outstanding
--------------                ----------          -----------

Common Stock                  90,000,000          30,166.069*
$.001 Par Value               Shares              Shares
Per Share

Preferred Stock               10,000,000             None
$.001 Par Value               Shares
Per Share


     * Shares Issued 20,431,069; to be issued 9,735,000

STOCK OPTION PLAN

     The Company adopted a Stock Option Plan (the "Option Plan") on May 3, 1993. Under the Option Plan, shares of the Company's Common Stock

(subject to certain adjustments) are reserved for issuance upon the exercise of options. Options granted under the Option Plan are intended to constitute incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or any corresponding provisions of succeeding law ( the "Code"). Stock appreciation rights may be granted in association with options. Incentive stock options may be granted under the Option Plan to employees (including officers and directors who are employees of the Company or a subsidiary corporation on the date of grant.)

     By its terms, the Option Plan is administered by a committee (the"Committee") appointed by the Board of Directors which consists of persons, or by a committee of two or more directors, all of whom must be disinterested persons and who serve at the discretion of the Board of Directors. Subject to the provisions of the Option Plan, the Committee has the authority to determine the persons to whom options will be granted, the exercise price, the term during which options may be exercised and such other terms and conditions as it deems appropriate.

     The aggregate fair market value of shares issuable pursuant to incentive stock options granted in any calendar year to an employee or officer may not exceed $100,000 subject to certain carryovers from previous years. Incentive stock options granted under the Option Plan may not have an exercise price less than the fair market value of the Common Stock on the date of the grant (or 110% of the fair market value in the case of employees holding ten percent or more of the voting stock of The company.). Options granted under the Option Plan will expire not more than ten years from the date of the grant subject to earlier termination under the Option Plan. The term of an incentive stock option granted to a 10% holder shall be no more than 5 years from the date of the grant.

     Under the Option Plan, participants may be granted stock appreciation rights in connection with, or separately from, options. Each stock appreciation right consists of a right to receive, upon exercise, either cash or shares of Common Stock, as determined in the discretion of the Committee, equal to the amount by which the shares of Common Stock on the date the stock appreciation right are exercised, only the number of shares actually delivered upon the exercise of such stock appreciation rights will be charged against the maximum number of shares which may be issued under the Option Plan.

     As of the date hereof, options to purchase 1,000,000 shares of Common Stock have been granted under the Option Plan.

DIVIDENDS

     It is currently anticipated by management that, for the foreseeable future, the Company will not be in a position to pay cash dividends on the Common Stock and that all earnings, if any, of the Company will be retained for investment in the Company's business.

TRANSFER AGENT

     The American Stock Transfer & Trust Company acts as Transfer Agent for its Common Stock.

LIMITATION UPON DIRECTOR'S LIABILITY

     The Certificate of Incorporation of the Company provides that members of its Board of Directors shall not be subject to personal liability to the Company or any of its stockholders for any monetary damages for breach of fiduciary duty, except liability for (i) any breach of the director's duty of loyalty to the Company or its stockholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) paying a dividend or approving a stock repurchasor redemption which was illegal under Pennsylvania General Corporation Law; (iv) any transaction from which the director derived an improper personal benefit, or (v) any act or omission occurring prior to the adoption by the Company of the provisions eliminating director's personal liability.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The grant of options include shares granted to Michael Cascio and Christine Cascio, both attorneys for continuous services to the Company. They are the children of Charles D. Cascio, former President and CEO of the Company.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

     References made to reports filed on 01/03/96 and 01/11/96 on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                              ELECTRO-KINETIC SYSTEMS, INC.

Dated: 7/15/97                By: JULIUS CHERNY
       ------------------         --------------------------------
                               Julius Cherny, PhD., President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the Dates indicated.

     SIGNATURE                     CAPACITY               DATED


   JULIUS CHERNY                Chairman of the          7/15/97
-------------------             Board, Director        ----------
Julius Cherny, PhD.                                      (DATE)