Form 10KSB
period 1997-12-31
ELECTRO KINETIC SYSTEMS INC
filed 1998-06-05
CIK 723616

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31,1997

                        Commission file number:2-85175W

                         ELECTRO-KINETIC SYSTEMS, INC.
                 (Name of small business issuer in its charter)

      PENNSYLVANIA                              22-1954716
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

c/o Herson: 270 Rocky Run Rd. Glen Gardner NJ           08826
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number                         908-537-4378

Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:

                              Class A Common Stock
                                (Title of class)

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No ___.

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenues for its most recent fiscal year......($50,000)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of 12/31/97 was approximately $400,000.

         Number of shares of Class A Common Stock, no par value, outstanding as of December 31, 1997: 30,166,069 (Common Stock outstanding 20,431,069 and to be issued 9,735,000)

         Transitional Small Business Disclosure Format
                           Yes ___  No _X_.

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

ITEM 9:  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16 (a) of the Exchange Act

ITEM 10: Executive Compensation

ITEM 11: Security Ownership of Certain Beneficial Owners and Management

ITEM 12: Certain Relationships and Related Transactions

ITEM 13: Exhibits & Reports on Form 8-K

ITEM 1. Description of Business

History

         In February, 1990, Electro Kinetic Systems, Inc. (EKS or the Company) successfully concluded a rights offering which provided it with approximately $700,000, net of issue expenses. The proceeds were used primarily to fund new operations, to repay notes, to implement marketing programs, and for working capital. Also, in 1990, EKS acquired 72% of the assets of Douglas Martin & Associates, an independent radiation testing and consulting facility. EKS subsequently changed the name of its subsidiary, EKS-Radtech, Inc. to DMA RadTech., Inc. In 1992, EKS acquired the remaining minority interest in DMA Radtech for 140,000 shares of its common stock.

         In December, 1992, a significant change in management of EKS occurred as a result of investment by private investors, principally Charles Cascio ,members of his family and other associates.

         In March of 1995, the Company suspended its principal operations, radon testing and analysis, following the bankruptcy of its distributor. Accordingly, all operations relative to radon testing have been classified as discontinued. The Company sold its building in June of 1995.\

         The Company acquired Israel Imaging Technology, Inc. and its two affiliates on September 18, 1995 and agreed to issue 4,100,000 shares of common stock in exchange for their shares. The acquisition was accounted for as a purchase. The difference between the fair market value of the stock issued over the book value of assets acquired has been allocated to investments in a 50% owned affiliated company in the amount of $84,503 and the balance to excess, in the amount of $18,656. Operations were accounted for beginning October 1, 1995, as equity in earnings of unconsolidated affiliate.

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

         On July 12, 1996, Charles D. Cascio resigned as President, Chief Executive Officer and Chairman of the Board and as a director. Mr. Albert Gardner also resigned from the Board of Directors. On July 12, 1996, Dr. Julius Cherny was selected to replace Mr. Cascio. Also selected for the Board of Directors were Mr. Daniel Herzka and Mr. Richard J.L. Herson. Carryover members include Gary Dornhoefer and Ralph Lanciano III. The resignations were not caused by or related to any disagreements "on any matter relating to the registrant's operating policies or practices".

Business

         In the fall of 1996, the Company commenced the development of four systems to market directly and/or to exploit with strategic partners:

     (1) Information action models, or decision models, particularly for stock traders -- referred herein as Short Term Security Trading or "(ST)
     (2)  Visual communication technology (Vizcom)
     (3)  Security basket index ("SBI")
     (4)  Integrated translations, prepress, desk top publishing and printing.

         (1) Information and Action Decision Models
         The Company is developing and integrating various discrete systems that involve the manipulation of symbols and images. The applications are systems that are on the cutting edge of modern technology, involving different aspects of electronic communications. The systems are logically related and outputs can include dynamic representations in pictures, phonetics as well as image shapes and colors that change with changing conditions. The systems are logically related "top-down"; the products are "bottom-up" applications to stock trading, et. al.

         (2) "Vizcom"
         The visual communications technology concerns application of visual graphics to new applications. (It is thus directly related to stock traders and also has potential applications to business, medicine and general communications). The systems include words, images, pictures, phonetics, ideographs -- from the print word to the sound tape. After capture, the manipulation of images requires standard symbolic language that is computerized.

         (3) Stock Basket Index
         There are 18,000 public companies of which approximately 10,000 report to the SEC. Some stock prices are quoted on the various stock exchanges, some prices are generated over the counter, quoted by brokers. Relative to the latter group, for many companies there are insufficient shares for trading that limits liquidity of the market. With this limitation the potential advantages of small companies going public evaporate: incentives for management and employees, liquidity for major shareholders, etc.

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

*Index:
         The task of establishing an index for trading requires a continuous computer updating of the weighted average of the individual share prices of the component companies -- no different from the Standard and Poor Index. However, the "straw index" will also incorporate other adjustments based on mathematical modeling to reflect volatility, trends and variables within trends such as risk factors relative to liquidity, competition and industry conditions.

         (4) Integrated Translations, Desk Top Publishing and Prepress Printing The Company already has its own prepress facilities in Jerusalem,
Israel (through its 50% ownership of Printone Media, Inc. (PM)) The Company has access to a half dozen of Israel's largest printers, for whom PM has performed services. There are some two dozen companies in Israel translating English to Hebrew(H), Arabic(A), Russian(R) and other languages. The Company is investigating operating combinations of translating, prepress and printing into finished products, particularly in HAR.

Post Balance Sheet Event

         The Company is in the processof negotiating the sale of 90% of the common stock of it's subsidiary, DMA-Radtech, Inc. (DMA) with an anticipated gain of approximately $45,000. As part of this transaction the Board of Directors has voted a dividend to the shareholders of the Company, payable in the remaining 10% of the shares of DMA. There is no assurance that this transaction will be completed or on these terms. It should be noted that the carryforward loss of DMA is approximately $475,000 and accordingly, the current combined carryforward loss will be reduced from approximately 3.3 million to 2.8 million.

Competition

         In the event the Company is successful in exploiting the above applications by marketing the various developments, the Company will compete with a large number of other companies that have greater financial resources, more extensive experience and better established development, marketing and service capabilities than the Company.

Supplies and Materials

         The computers, materials and supplies that would be used to produce the Company's products are obtainable from a wide variety of suppliers. There is not currently, nor has there been in the recent past, a shortage of any of these. The Company believes that there are adequate sources to meet its future needs.

Employees

         The Company has two part-time officers.

Research & Development

         The Company's research and developments have been the results of the efforts of its officers and directors. The Company anticipates investing increased amounts on research and development in the foreseeable future if funding becomes available.

Tax Carryforward Loss

         The parent company and it's four subsidiaries have combined tax carryforward losses of approximately $3,300,000. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of prior net operating loss carryforwards may be limited as a result of ownership changes.

ITEM 2.  Description Of Property

         In November 1984, the Company purchased a building located at 701 Chestnut Street, Trainer, Pennsylvania, which housed its corporate headquarters occupying 2,500 square feet, laboratory facilities occupying 5,000 square feet and production facilities occupying 7,000 square feet.

         The Company sold its building in June of 1995 and reflected net income from this transaction, in the amount of $315,919, net cash proceeds were all applied to principal debt.

ITEM 3.  Legal Proceedings

         The Company is defendant in suits for unpaid services, the estimated liabilities for which are included in the financial statements.

ITEM 4.  Submission of Matters to Vote of Security Holders
         None

ITEM 5.  Market of the Registrants Common Stock and Related Stockholders'
         Matters

         The price of common shares of the Company is quoted on the NASDAQ over-the-counter- market. A small number of broker-dealers make a market. The average price during the year was $.01 bid and $.01 3/8 asked.

ITEM 6. Management's Discussion and Analysis of Results of Operation and Financial Conditions

         The following should be read in conjunction with the financial statements appearing elsewhere in this report.

Results of Operations

         Following the bankruptcy of its principal distributor in March 1995, the Company suspended all operations related to testing of radon and analysis of environmental hazards. During 1996, the Company abandoned its effors to develop popular consumer magazines and provided for losses in the amount of $44,000.

         The Company's only recurring source of income has been its equity in its 50% owned subsidiary, Printone Media, a loss of $50,000 in 1997 and $33,165 in 1996. Include in discontinued operations were additional losses in connection with radon testing in the amount of $8,000 and provisions for losses on its publishing efforts in the amount of $44,000.

         The net loss for the year 1997 of$68,523 compares to a loss for 1996 of $124,916 and a loss for 1995 of $21,901.The latter included income from the gain on sale of the Company's building of $315,919 and an income tax recovery of $30,000, net of a write down of assets of the testing business of $125,802, (included in Discontinued Operations).

         The following is a summary comparison of Income Statements for the years ended December 31, 1997, 1996 and 1995:

                                             1997           1996          1995
                                             ----           ----          ----
Equity (loss)in Earnings of
    Unconsolidated Subsidiary            $ (50,000)    $ (33,165)    $  (4,500)

Selling, General and
    Administrative                          11,705        60,740       150,392
                                         ---------     ---------     ---------
Loss before Other Income                   (61,705)      (93,905)     (154,892)
                                         ---------     ---------     ---------
Other (Income)/Expense
    Gain on Sale of Building
        & Forgiveness of Debt               (2,900)            0      (315,919)
    Writedown of Assets                          0             0       125,802*
    Interest Expense                         9,700         5,939        23,006
    Other                                        0       (17,119)       (7,559)
                                         ---------     ---------     ---------
Total Other (Income)/Expenses                6,800       (11,180)     (174,670)

(Income)/Loss Before
    Discontinued Operations                (68,505)      (82,725)       19,778

Discontinued Operations                         (0)      (42,191)      (41,679)
                                         ---------     ---------     ---------
Loss Before Income Taxes                 $ (68,505)    $(124,916)    $ (21,901)
                                         =========     =========     =========

* Transferred to Discontinued Operations on the Statement of Operations.


Liquidity and Capital Resources

         Working capital declined from ($47,297) as of December 31, 1995 to ($113,768) as of December 31, 1996 to ($186,727) as of December 31, 1997 in part due the reclassification of Due To Officers from long term to current. Shareholders' equity declined from $113,309 to $9,193 to ($59,312) as of the same dates.

         The Company previously acquired certain preliminary designs for potential developments of computer decision models for trading securities and in the fields of medical compliance and book publishing. It is currently seeking financing to continue the developments as well as to enter into strategic partnerships with other companies in these and related fields as described above. There is no assurance of success in these endeavors.

         The Company's operating losses during the past years have been funded by the sale of its common stock and by loans from shareholders. For the Company to become a viable entity, it must operate profitably and raise sufficient capital to fund its operations. The Company is making continuing efforts in this regard but there is no assurance of success in these endeavors.

ITEM 7.   Financial Statements                                     Pages

          Consolidated Balance Sheets as of December 31, 1997    F 1-2
            and 1996

          Consolidated Statements of Operation for the Years     F 3
            Ended December 31, 1997 and 1996

          Consolidated Statement of Cash Flows for the           F 4
            Years Ended December 31, 1997 and 1996

          Consolidated Statement of Changes in Stockholders'     F 5
            Deficiency (Equity) For The Years Ended
            December 31, 1997 and 1996

          Notes to Consolidated Financial Statements             F 6-7

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                     ASSETS

                                               1997       1996
                                             --------   --------
Current Assets:
  Cash                                       $  1,505   $      0
  Equipment Held for Sale                       9,000      9,000
                                             --------   --------
    Total Current Assets                     $ 10,505   $  9,000

Other Assets
  Excess of Cost over Net Assets Acquired,
   Less Accumulated Amortization               16,176     18,036
  Investment and Advances to 50% Owned
   Affiliate                                  110,939    160,939
  Organization Costs                              300        300
                                             --------   --------
    Total Other Assets                       $127,415   $179,275
                                             --------   --------
Total Assets                                 $137,920   $188,275
                                             ========   ========

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  1997           1996
                                              -----------    -----------
Current Liabilities
  Accounts Payable                            $    63,583    $    59,968
  Accrued Exp and other Current                    21,254         17,920
  Notes Payable                                    46,614         44,881
  Due To Officers                                  65,781              0
                                              -----------    -----------
   Total Current Liabilties                   $   197,232    $   122,769

Long-Term Liabilities
   Due to Officers                            $         0    $    56,314
                                              -----------    -----------


Total Liabilities                             $   197,232    $   179,083

Stockholders' Equity
  Class "A" Common Shares, No Par Value;      $ 3,441,308    $ 3,446,308
   Authorized - 90,000,000 shares; Issued
   and to be issued - 30,166,069 in 1996,
   28,086,069 in 1995
  Additional Paid-In-Capital                       52,293         52,293
  Accumulated Deficit                          (3,552,913)    (3,489,408)
                                              -----------    -----------
   Total Stockholders' Equity                 ($   59,312)   $     9,193

   Total Liabilities & Stockholders' Equity   $   137,920    $   188,276
                                              ===========    ===========

                   ELECTRO-KINETIC SYSTEMS INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                  1997         1996
                               ---------    ---------
Equity in Earnings of
  Unconsolidated Affiliate     ($ 50,000)   ($ 33,165)
                               ---------    ---------
                               ($ 50,000)   ($ 33,165)
Selling, General & Admin
  Expenses                     $   9,845    $  60,120
Depreciation/Amortization          1,860          620
                               ---------    ---------
                               $  11,705    $  60,740
                               ---------    ---------
Net Loss From
  Continuing Operations        ($ 61,705)   ($ 93,905)
                               ---------    ---------
Other (Income)/Expense
  Interest Expense                 9,700        5,939
  Reduction of Liabilities       (15,000)
  Forgiveness of Debt             (2,900)      (2,119)
                               ---------    ---------
                               $   6,800    ($ 11,180)
                               ---------    ---------
Operating Loss/Profit Before
  Discontinued Operations      ($ 68,505)   ($ 82,725)


Discontinued Operations                       (42,191)
                               ---------    ---------
Net Loss                       ($ 68,505)   ($124,916)

Loss Per Class A Common
  Share                           -0.002       -0.004
                              ==========   ==========
Weighted Average Number
 of Common Shares
 Outstanding                  30,166,069   29,126,069
                              ==========   ==========

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                           1997         1996
                                                        ---------     ---------

Cash Flows From Operating Activities
  Net Income                                            ($ 68,505)    ($124,916)
  Adjustments to Reconcile Net Loss
   to Net Cash Used in Operating Activities
     Equity in Earnings of Unconsolidated
      Subsidiary                                           50,000        33,165
     Depreciation and Amortization                          1,860           620
     Provision for Uncollectible Advances                                40,000
     Write-Off of Assets                                                  8,000
  (Increase) Decrease in Assets
     Other Receivables                                                    3,906
  Increase (Decrease) in Liabilities
     Accounts Payable - Trade                               3,615         8,439
     Accrued Expenses and Other Current
      Liabilities                                           3,334        (7,195)
     Notes Payable                                          1,733           174
                                                        ---------     ---------
  Total Adjustments                                     $  60,542     $  87,109
                                                        ---------     ---------

  Net Cash Used in Operating Activities                 ($  7,963)    ($ 37,807)

Cash Flows From Financing Activities
     Loans - Officers                                   $   1,500     $   3,860
     Accrued Interest Due Officers                          7,968
     Common Stock Issued For Fees                                        20,800
                                                        ---------     ---------
     Net Cash Provided by Financing Activities          $   9,468     $  24,660
                                                        ---------     ---------
  Net Increase (Decrease) in Cash                       $   1,505     ($ 13,147)
  Cash - Beginning of Year                              $       0     $  13,147
                                                        ---------     ---------
  Cash - End of Year                                    $   1,505     $       0
                                                        =========     =========

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (EQUITY)
                   YEARS ENDED DECEMBER 31, 1997 AND 1996



                    Common       Common      Additional
                    Shares       Shares      Paid In
                    Class A      Class A     Capital     Deficit        Total
                   ----------   ----------   -------   -----------    ---------

Balance at
 Jan. 1, 1996      28,086,069   $3,420,508   $52,293   ($3,359,492)   $ 113,309

Common Stock
 To Be Issued       2,080,000       20,800                               20,800

Net Loss                                                  (124,916)    (124,916)
                   ----------   ----------   -------   -----------    ---------
Balance at
 Dec. 31,1996      30,166,069   $3,441,308   $52,293   ($3,484,408)   $   9,193

Net Loss for Year                                      ($   68,505)   ($ 68,505)
                   ----------   ----------   -------   -----------    ---------
Balance at
 Dec 31,1997       30,166,069   $3,441,308   $52,293   ($3,552,913)   ($ 59,312)

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE A:  The Company

         Electro-Kinetic Systems, Inc. (EKS) was formed on April 24, 1972 under the laws of the State of Pennsylvania. It's corporate office is now located in Glen Garner, New Jerey.

NOTE B:  Accounting Policies

         The Company suspended operations in radon testing and analysis following the bankruptcy of its principal distributor in March of 1995 and abandoned it's efforts in the publishing field in 1996. Accordingly, all operations have been classified as discontinued.

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

         The Company and it's subsidiaries have tax carryforward losses of approximately $3,300,000. Under Section 382 of the Internal Revenue Code of 1986, as amended; the utilization of prior net operating loss carryforwards may be limited as a result of ownership changes.

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

         By its terms, the Option Plan is to be administered by a committee (the "Committee") appointed by the Board of Directors which shall consist of either the entire Board of Directors, all of whom must be disinterested persons, or by a committee of two or more directors. Subject to the provisions of the Option Plan, the Committee has the authority to determine the persons to whom options will be granted, the exercise price, the term during which options may be exercised and such other terms and conditions as it deems appropriate. As of the date hereof, options to purchase 1,000,000 shares of Common Stock have been granted under the Option Plan at $0.01 per share.

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

NOTE D:  Going Concern

         The Company's financial position continues to reflect a significant shortage of working capital and a negative book value. The Company believes that current funds may be insufficient to continue to meet its obligations. While the Company continues to pursue alternate means of raising capital, there can be no assurance that it will be successful in raising sufficient capital to meet its needs. The Company has a history of continuing net losses, and a significant working capital deficit. There is doubt about the Company's ability to continue as a going concern.

NOTE E:  Post Balance Sheet Events

         The Company is in the process of negotiating the sale of 90% of the common stock of it's subsidiary, DMA-Radtech, Inc. (DMA) with an anticipated gain of approximately $45,000. As part of this transaction, the Board of Directors has voted a dividend to the shareholders of the Company, payable in the remaining 10% of the shares of DMA. There is no assurance that this transaction will be completed or on these terms. It should be noted that the carryforward loss of DMA is approximatley $475,000 and accordingly the current combined carryforward loss will be reduced from approximately $3.3 million to $2.8 million.

ITEM 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There are no audited reports for the years 1994, 1995, 1996 and 1997. In their report from 1993, the Company's independent public accountants included an explanatory paragraph stating there is substantial doubt about EKS's ability to continue as a going concern. The accountants formally resigned in 1995 because of unpaid fees. (reference is made to Forms 8-K filed)

ITEM 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act.

         Set forth below is certain information regarding the executive officers and directors of the Company:

     Name              Age         Position                   Since
Julius Cherny          61    Director,President and Chief      1996
                             Executive Officer
Richard J.L. Herson    79    Director, Treasure, Secretary     1996
                             Chief Accounting Officer
Daniel Herzka          47    Director                          1996
Ralph Lanciano III     33    Director                          1993
Gary Dornhoefer        52    Director                          1993

         Julius Cherny, Ph. D. has been a Director since May 10, 1996. Dr. Cherny is a founder and partner of Mottola, Cherny and Associates, a consulting firm specializing in providing financial, organizational and systems consulting services. Dr. Cherny holds a Ph.D. in accounting and is currently on staff at the NYU Graduate School of Business and previously at the Hagen School of Business at Iona College. Dr. Cherny has held positions as Director, Senior Vice President, and Chief Financial Officer with firms in the securities industry. Dr. Cherny has published numerous papers and authored several books dealing with Finance, Accounting and Advanced Mathematical Theory. In October 1997, Dr.Cherny became president of Bureau of Translation Services, Inc. (BTS), and since 1996 a member of the Board of Directors of the Translation Group, Ltd. (TTGL), parent of BTS. Mr. Charles Cascio, a former director and CEO of the Company and owner of approximately 9% of it's common shares, is currently CEO and a director of TTGL.

         Richard J.L. Herson was Secretary, Treasure and a Director of The Translation Group, Ltd. since inception until February 1, 1996, when he resigned as Secretary and Treasurer and was appointed Chief Accounting Officer, the position he resigned in October 1997. Mr. Herson was previously a General Partner in the firm of Hertz, Herson and Company, CPA's with offices in New York, Boston and Charlotte. He is currently Secretary of the Bruner Foundation, where he is responsible for its investments and accounting operations. He holds a Bachelor Degree from the City College of New York and an M.S. in Accounting from Columbia University. He has also authored numerous articles and a book on accounting. Mr. Herson is also a consultant to,and member of the Board of Directors of TTGL.

         Daniel Herzka became a director in July 1996. He is the Vice President Marketing and Product Management of Linotype-Hell Company. In this position he is responsible for the introduction of new products and solutions to the graphic-arts market. Daniel Herzka has more than 20 years experience applying innovative computerized imaging solutions in a broad range of industries including printing and publishing, textile, CAD/CAM, PCB, mapping, medical imaging and scientific visualization. Mr. Herzka came to Linotype-Hell from Ultimate Technolographics Inc., the inventors of Impostrip the professional electronic imposition software where he served as Senior Vice President Sales and Marketing. Previously he held a senior worldwide business management position with DuPont De Nemours. Prior to DuPont, he was an employee of Scitex for thirteen years in a variety of management positions in sales and marketing involving business activities in the United States, Europe, Japan and South America. Daniel studied for an MBA at Hebrew University in Jerusalem and for a BSC in Electrical and Industrial Engineering from the Technion in Haifa.

         Gary Dornhoefer became a Director in October 1993. A National Hockey League "Hall of Famer', he played professional hockey for the Philadelphia Flyers for eleven years, during which time the team won two Stanley Cups. Mr. Dornhoefer is currently with Prism Cable Network as a Color Analyst/Commentator for the Philadelphia Flyers, and has various other business interests. He is Co-Administrator of the EKS 1993 Stock Option Plan.

         Ralph C. Lanciano, III became a Director in October 1993. A licensed optician, Mr. Lanciano has owned and operated CEE Optical Center since 1989, and has participated in various real estate development and other business ventures. He is Co-Administrator of the EKS 1993 Stock Option Plan.

Board of Directors

         Each director holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. At present, the Company's bylaws require no fewer than one director. Currently, there are five directors of the Company. The bylaws permit the Board of Directors to fill any vacancy and the new director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. Other than as indicated above, there are no family relations among any officers or directors of the Company. The officers of the Company devote part time to the business of the Company. See "Certain Transactions." The Company has established separate Audit and Compensation Committees. The Audit Committee consists of Mr. Herson and Dr. Cherny. The Audit Committee will make recommendations to the Board of Directors regarding the selection of independent auditors, review the results and scope of the audit and of the services provided by the Company's independent auditors, and review and evaluate the Company's internal control functions. The Compensation Committee consists of Dr. Lanciano and Mr. Herzka. The Compensation Committee will make recommendations to the Board of Directors concerning compensation for executive officers and consultants of the Company. The Option Committee will continue to consist of Dr. Lanciano and Mr. Dornhoefer.

ITEM 10:  Executive Compensation

         The Company has part time executive officers. There was no compansation paid to officers in 1997. The following is the compensation paid to them in 1996:

Julius Cherny             President            $10,400
Richard J.L. Herson       Secretary and         10,400
                          Treasurer          ------------
                                    Total      $20,800
                                             ============
         The directors of the Company are not compensated for their services in that capacity.

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

                                           Common
     Name                    Position  Shares Owned and  Percentage
                                        To Be Issued
     ----                    --------  ----------------  ----------

Julius Cherny               President      2,505,000           8.2
Richard J.L. Herson(1) Secretary/Treasurer 2,880,655           9.5
Gary Dornhoefer             Director         240,000            .8
Ralph Lanciano              Director         800,000           2.6
Daniel Herzka               Director         480,000           1.6
All Executive Officers        ----         6,905,655          22.7
and Directors as a Group
Charles D. Cascio             ----         2,735,000           9.0
 (1) Disclaims control of 2,041,955 common shares owned by corporation in which adult son is shareholder and 140,000 shares owned by daughter.

         The capitalization of EKS, as of December 31, 1996 was as follows:

                        Amount          Currently
Title of Class        Authorized        Outstanding
--------------        ----------        ---------

Common Stock          90,000,000        30,166.069 *
$.001 Par Value       Shares            Shares
Per Share

Preferred Stock       10,000,000           None
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

         By its terms, the Option Plan is administered by a committee (the "Committee") appointed by the Board of Directors which consists of persons, or by a committee of two or more directors, all of whom must be disinterested persons and who serve at the discretion of the Board of Directors. Subject to the provisions of the Option Plan, the Committee has the authority to determine the persons to whom options will be granted, the exercise price, the term during which options may be exercised and such other terms and conditions as it deems appropriate.

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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 ( d ) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:




                                ELECTRO-KINETIC SYSTEMS, INC.


Dated :  5/4/98              By: /s/
                                Julius Cherny, PhD., President





         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the Dates indicated.


         SIGNATURE                      CAPACITY             DATED



           /s/                          Chairman of the      5/4/98
         Julius Cherny, PhD.            Board, Director      (DATE)