Form 10QSB
period 1997-03-31
ELECTRO KINETIC SYSTEMS INC
filed 1998-08-19
CIK 723616

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
                                  FORM 10-QSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For The Three Months Ended March 31, 1997

                        Commission file number:2-85175W

                         ELECTRO-KINETIC SYSTEMS, INC.
                 (Name of small business issuer in its charter)

     PENNSYLVANIA                          22-1954716
(State or other jurisdiction of     (I.R.S. EmployerIdentification No.)
incorporation or organization)

270 Rocky Run Road, Glen Gardner New Jersey             08826
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number                         908-537-4378

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

                              Class A Common Stock
                                (Title of class)

     Check whether issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.


         Number of shares of Class A Common Stock, no par value, issued as of March 31, 1997: 30,166,069 (Common Stock outstanding 20,431,069 and to be issued 9,735,000)

                 Transitional Small Business Disclosure Format
                           Yes ___  No _X_.

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations The following discussion should be read in conjunction with the selected financial data and the financial statements appearing elsewhere in this report.

         Management Report General

         Following the bankruptcy of its principal distributor in March 1995, the Company suspended all operations related to radon testing and analysis of environmental hazards. In 1996, the Company abandoned its efforts in the magazine publishing field.

         Results of Operations

The only recurring item of income (loss) is the Company's equity in its 50% owned subsidiary, Printone Media.

         Liquidity and Capital Resources

         Working capital declined as a result of operating expenses for the three months ended March 31, 1997 in the amount of $4,300 and from the reclassification of the amounts due to officers of $56,314 from long term to current liabilities.

         For the Company to become a viable entity, it must operate profitably and raise sufficient capital to fund its operations. The Company is making continuing efforts in this regard but there is no assurance of success.

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

                 PART 11 -  OTHER INFORMATION

Item 1:  Legal Proceedings:

NONE

Item 2:  Changes in Securities:

         There have been no instruments defining the rights of any holder of any class of any registered security which has been materially modified.

Item 3:  Defaults upon Senior Securities:

NONE

Item 4:  Submission of matters to a vote of Security Holders:

NONE

Item 5:  Other Information:

NONE

Item 6:  Exhibits and reports of form 8-K:

See Reports filed on 01/03/96 and 01/11/96.

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 1997



                                     ASSETS

                                                           MARCH       DECEMBER
                                                          31, 1997     31, 1996
                                                         ---------    ----------

Current Assets:
  Cash                                                    $      0      $      0
  Other Receivables                                              0             0
  Equipment Held for Sale                                    9,000          9000
                                                          --------      --------
    Total Current Assets                                  $  9,000      $  9,000

Other Assets
  Excess of Cost over Net Assets Acquired,
   Less Accumulated Amortization                            17,571        18,036
  Investment and Advances to 50% Owned
   Affiliate                                               148,439       160,939
  Organization Costs                                           300           300
                                                          --------      --------
    Total Other Assets                                    $166,310      $179,275

Total Assets                                              $175,310      $188,275
                                                          ========      ========

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 1997




                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      MARCH            DECEMBER
                                                     31, 1997          31, 1996
                                                    ----------        ----------


Current Liabilities
  Accounts Payable                                  $    60,968     $    59,968
  Accrued Exp and other Current                          18,920          17,920
  Notes Payable                                          46,614          44,881
  Due to Officer                                         56,881               0
                                                    -----------     -----------
  Total Current Liabilties                          $   183,383     $   122,769
                                                    -----------     -----------
Long-Term Liabilities
   Due to Officer                                   $         0     $    56,314
                                                    -----------     -----------
  Total Long-Term Liabilities                       $         0     $    56,314
                                                    -----------     -----------

Total Liabilities                                   $   183,383     $   179,083

Stockholders' Equity
  Class "A" Common Shares, No Par Value;            $ 3,446,308     $ 3,446,308
  Authorized - 90,000,000 shares Issued
  and to be issued - 30,166,069 in 1997
  28,086,098 in 1996
  Additional Paid-In-Capital                        $    52,293     $    52,293
  Accumulated Deficit                               ($3,506,674)    ($3,489,409)
                                                    -----------     -----------
  Total Shareholders' Equity                        ($    8,073)    $     9,192

  Total Liabilities & Shareholders' Equity          $   175,310     $   188,275
                                                    ===========     ===========

                   ELECTRO-KINETIC SYSTEMS INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                                   THREE MONTHS ENDED MARCH 31
                                                   1997                   1996
                                                  --------              --------
Equity in Earnings of
  Unconsolidated Affiliate                     ($    12,500)       ($     9,560)
                                               ------------        ------------
                                               ($    12,500)       ($     9,560)
Selling, General & Admin
  Expenses                                     $      2,000        $      2,094
Depreciation/Amortization                               465        $          0
                                               ------------        ------------
                                               $      2,465        $      2,094
Net Loss From
  Continuing Operations                        ($    14,965)       ($    11,654)
                                               ------------        ------------
Other income (expense)
  Interest Expense                                   (2,300)               (678)
  Reduction of Previously
  Recorded Liability
  Forgiveness of Debt
                                               ------------        ------------
                                               ($     2,300)       ($       678)
                                               ------------        ------------

Operating Loss                                 ($    17,265)       ($    12,332)

Loss Per Class A Common
  Share
   Net Loss                                    ($     0.001)       ($     0.001)
                                               ============        ============
Weighted Average Number
 of Common Shares
 Outstanding                                     29,126,069          23,748,212
                                               ============        ============

                  ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three Months Ended March 31
                                                          1997            1996
                                                        -----------     --------
Cash Flows From Operating Activities
     Net Income                                           ($17,265)    ($12,332)
     Adjustments to Reconcile Net Loss
      to Net Cash Used in Operating Activities
        Equity in Earnings of Unconsolidated
         Subsidiary                                       $ 12,500     $  9,560
        Depreciation and Amortization                     $    465
     (Increase) Decrease in Assets
        Other Receivables                                              ($ 1,000)
     Increase (Decrease) in Liabilities
        Accounts Payable - Trade                          $  1,000     $  1,506
        Accrued Expenses and Other Current
         Liabilities                                      $  1,000     ($11,615)
        Notes Payable                                     $  1,733     $  5,430
                                                          --------     --------
     Total Adjustments                                    $  4,198     ($ 5,679)
                                                          --------     --------
     Net Cash Provided/Used in Operating
       Activities                                         ($   567)    ($ 8,451)

Cash Flows From Financing Activities
        Loans - Officers                                  $    567     $    248
                                                          --------     --------
        Net Cash Provided by Financing Activities         $    567     $    248
                                                          --------     --------
     Net Increase (Decrease) in Cash                      $      0     ($ 8,203)
     Cash - Beginning of Year                             $      0     $ 13,147
                                                          --------     --------
     Cash - End of Year                                   $      0     $  4,944
                                                          ========     ========

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                  MARCH 31,1997

                                       Common Shares
                                       And Paid In
                        Common Shares  Capital          Deficit          Total
                        -----------    -------------  -----------     ----------

Balance at              30,166,069    $ 3,498,601    ($3,489,409)   $     9,192
  January 1, 1997
Net Loss                      --             --          (17,265)       (17,265)
                       -----------    -----------    -----------    -----------
Balance at              30,166,069    $ 3,498,601    ($3,506,674)   ($    8,073)
 March 31, 1997



Balance at
  January 1, 1996       28,086,069    $ 3,472,801    ($3,359,492)   $   113,309
Net loss                                                 (12,332)   ($   12,332)
                       -----------    -----------    -----------    -----------
Balance at
 March 31, 1996         28,086,069      3,472,801     (3,371,824)   $   100,977

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 ( d ) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:




ELECTRO-KINETIC SYSTEMS, INC.


Dated : __________________   By:__________________________________
                                   Julius Cherny, PhD., President








Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities indicated and on the Dates indicated.


SIGNATURE                     CAPACITY            DATED



_____________________________ Chairman of the    ___________
Julius Cherny, PhD.           Board, Director         (DATE)