Form 10QSB
period 1997-06-30
ELECTRO KINETIC SYSTEMS INC
filed 1998-08-19
CIK 723616

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
                                  FORM 10-QSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For The Six Months Ended June 30, 1997

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


         Number of shares of Class A Common Stock, no par value, issued as of June 30, 1997: 30,166,069 (Common Stock outstanding 20,431,069 and to be issued 9,735,000)

                 Transitional Small Business Disclosure Format
                           Yes ___  No _X_.

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

         Liquidity and Capital Resources

         Working capital declined as a result of operating expenses for the six months ended June 30, 1997 in the amount of $8,700 and from the reclassification of the amounts due to officers of $56,314 from long term to current liabilities.

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

Item 5:  Other Information:

NONE

Item 6:  Exhibits and reports of form 8-K:

See Reports filed on 01/03/96 and 01/11/96.

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 1997



                                     ASSETS

                                                          JUNE         DECEMBER
                                                         30, 1997      31, 1996
                                                        ----------    ----------

Current Assets:
  Cash                                                    $      0      $      0
  Other Receivables                                              0             0
  Equipment Held for Sale                                    9,000          9000
                                                          --------      --------
    Total Current Assets                                  $  9,000      $  9,000

Other Assets
  Excess of Cost over Net Assets Acquired,
   Less Accumulated Amortization                            17,106        18,036
  Investment and Advances to 50% Owned
   Affiliate                                               135,939       160,939
  Organization Costs                                           300           300
                                                          --------      --------
    Total Other Assets                                    $153,345      $179,275

Total Assets                                              $162,345      $188,275
                                                          ========      ========

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 1997




                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        JUNE           DECEMBER
                                                      30, 1997         31, 1996
                                                     ----------       ----------


Current Liabilities
  Accounts Payable                                  $    61,968     $    59,968
  Accrued Exp and other Current                          19,921          17,920
  Notes Payable                                          46,614          44,881
  Due to Officer                                         59,281               0
                                                    -----------     -----------
   Total Current Liabilties                         $   187,784     $   122,769
                                                    -----------     -----------
Long-Term Liabilities
   Due to Officer                                   $         0     $    56,314
                                                    -----------     -----------
   Total Long-Term Liabilities                      $         0     $    56,314
                                                    -----------     -----------

Total Liabilities                                   $   187,784     $   179,083

Stockholders' Equity
  Class "A" Common Shares, No Par Value;            $ 3,446,308     $ 3,446,308
   Authorized - 90,000,000 shares Issued
   and to be issued - 30,166,069 in 1997
   28,086,098 in 1996
  Additional Paid-In-Capital                        $    52,293          52,293
  Accumulated Deficit                               ($3,524,040)     (3,489,409)
                                                    -----------     -----------
   Total Shareholders' Equity                       ($   25,439)    $     9,192

   Total Liabilities & Shareholders' Equity         $   162,345     $   188,275
                                                    ===========     ===========

                   ELECTRO-KINETIC SYSTEMS INC. & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 1997

                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                          JUNE 30                 JUNE 30
                                     1997        1996       1997           1996
                                   --------    --------    --------     --------
Equity in Earnings of
  Unconsolidated Affiliate         ($12,500)   ($ 9,560)   ($25,000)   ($19,120)
                                   --------    --------    --------    --------
                                   ($12,500)   ($ 9,560)   ($25,000)   ($19,120)
Selling, General & Admin
  Expenses                         $  2,000    $ 51,389    $  4,000    $ 63,483
Depreciation/Amortization               465    $      0    $    920    $      0
                                   --------    --------    --------    --------
                                   $  2,465    $ 51,389    $  4,920    $ 63,483
Net Loss From
  Continuing Operations            ($14,965)   ($60,949)   ($29,920)   ($82,603)
                                   --------    --------    --------    --------
Other income (expense)
  Interest Expense                   (2,400)     (3,794)     (4,700)     (4,472)
  Reduction of Previously
  Recorded Liability                                                   $ 10,000
  Forgiveness of Debt
                                   --------    --------    --------    --------
                                   ($ 2,400)   ($ 3,794)   ($ 4,700)   $  5,528
                                   --------    --------    --------    --------

Operating Loss                     ($17,365)   ($64,743)   ($34,620)   ($77,075)

Loss Per Class A Common
  Share
   Net Loss                        ($ 0.001)   ($ 0.002)   ($ 0.001)   ($ 0.003)
                                   ========    ========    ========    ========
Weighted Average Number
 of Common Shares
 Outstanding                     29,126,069  28,086,069  29,126,069  28,086,069
                                 ==========  ==========  ==========  ==========

            ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                                June 30
                                                     1997                1996
                                                  -----------        -----------
Cash Flows From Operating Activities
     Net Income                                     ($34,620)         ($77,075)
     Adjustments to Reconcile Net Loss
     to Net Cash Used in Operating Activities
     Equity in Earnings of Unconsolidated
     Subsidiary                                      $ 25,000          $ 19,120
        Depreciation and Amortization                $    930
        Provision for Uncollectible Advances                           $ 40,000
     (Increase) Decrease in Assets
        Other Receivables                                             ($ 1,000)
     Increase (Decrease) in Liabilities
        Accounts Payable - Trade                     $  2,000          $  1,494
        Accrued Expenses and Other Current
        Liabilities                                  $  2,001          ($ 5,038)
        Notes Payable                                $  1,733          $  5,875
                                                      --------          --------
     Total Adjustments                               $ 31,664          $ 60,451
                                                      --------          --------
     Net Cash Provided/Used in Operating
     Activities                                     ($ 2,956)         ($16,624)
                                                      --------          --------
Cash Flows From Financing Activities
        Loans - Officers                             $  2,956          $  3,597
                                                      --------          --------
        Net Cash Provided by Financing Activities    $  2,956          $  3,597
                                                      --------          --------
     Net Increase (Decrease) in Cash                 $      0          ($13,027)
     Cash - Beginning of Year                        $      0          $ 13,147
                                                      --------          --------
     Cash - June 30, 1997                            $      0          $    120
                                                      ========          ========

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   YEARS END FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996





                                                          JUNE 30, 1997

                                                   Common Shares
                                                   And Paid In
                             Common Shares          Capital               Deficit               Total
                              -----------        -------------           ------------       -------------



Balance at                    30,166,069            $3,498,601           ($3,489,409)          $9,192
  January 1, 1997
Net Loss                           -                    -                    (34,620)         (34,620)
                              ------------       -------------           ------------      -------------
Balance at                    30,166,069            $3,498,601           ($3,524,040)        ($25,439)
  June 30,1997



Balance at
  January 1, 1996             28,086,069            $3,472,801           ($3,359,492)        $113,309
Net loss                                                                     (77,075)        ($77,075)
                              ------------       -------------           ------------      -------------
Balance at
  June 30, 1996               28,086,069             3,472,801            (3,436,567)         $36,234



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 ( d ) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


ELECTRO-KINETIC SYSTEMS, INC.


Dated : __________________   By:__________________________
                                Julius Cherny, PhD., President








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