Form 10QSB
period 1997-09-30
ELECTRO KINETIC SYSTEMS INC
filed 1998-08-19
CIK 723616

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Nine Months Ended September 30, 1997

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


     Number of shares of Class A Common Stock, no par value, issued as of September 30, 1997: 30,166,069 (Common Stock outstanding 20,431,069 and to be issued 9,735,000)

                 Transitional Small Business Disclosure Format
                                Yes ___ No _X_.

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 1997

                                     ASSETS

                                             SEPTEMBER                 DECEMBER
                                             30, 1997                  31, 1996
                                           -------------           -------------

Current Assets:
  Cash                                       $      0                 $      0
  Other Receivables                                 0                        0
  Equipment Held for Sale                       9,000                     9000
                                              --------                 --------
    Total Current Assets                     $  9,000                 $  9,000

Other Assets
  Excess of Cost over Net Assets Acquired,
   Less Accumulated Amortization               16,641                   18,036
  Investment and Advances to 50% Owned
   Affiliate                                  123,439                  160,939
  Organization Costs                              300                      300
                                              --------                --------
    Total Other Assets                       $140,380                 $179,275

Total Assets                                 $149,380                 $188,275
                                              ========                ========

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 1997


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                SEPTEMBER              DECEMBER
                                                30, 1997               31, 1996
                                               -------------       -------------


Current Liabilities
  Accounts Payable                              $    63,568         $    59,968
  Accrued Exp and other Current                      20,420              17,920
  Notes Payable                                      46,614              44,881
  Due to Officer                                     61,781                   0
                                                -----------         -----------
   Total Current Liabilties                     $   192,383         $   122,769
                                                -----------         -----------
Long-Term Liabilities
   Due to Officer                               $         0         $    56,314
                                                -----------         -----------
   Total Long-Term Liabilities                  $         0         $    56,314
                                                -----------         -----------

Total Liabilities                               $   192,383         $   179,083

Stockholders' Equity
  Class "A" Common Shares, No Par Value;        $ 3,446,308         $ 3,446,308
  Authorized - 90,000,000 shares Issued
  and to be issued - 30,166,069 in 1997
  28,086,098 in 1996
  Additional Paid-In-Capital                    $    52,293              52,293
  Accumulated Deficit                           ($3,541,604)         (3,489,409)
                                                -----------         -----------
   Total Shareholders' Equity                   ($   43,003)        $     9,192

   Total Liabilities & Shareholders' Equity     $   149,380         $   188,275
                                                ===========         ===========

                               ELECTRO-KINETIC SYSTEMS INC. & SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 FOR THE QUARTER ENDED SEPTEMBER 30, 1997




                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                     SEPTEMBER 30                    SEPTEMBER 30
                                 1997            1996            1997            1996
                             ------------    ------------    ------------    ------------





Equity in Earnings of
  Unconsolidated Affiliate   ($    12,500)   ($     9,560)   ($    37,500)   ($    28,680)
                             ------------    ------------    ------------    ------------
                             ($    12,500)   ($     9,560)   ($    37,500)   ($    28,680)
Selling, General & Admin
  Expenses                   $      2,100    $        821    $      6,100    $     64,304
Depreciation/Amortization             465             155    $      1,395    $        155
                             ------------    ------------    ------------    ------------
                             $      2,565    $        976    $      7,495    $     64,459
Net Loss From
  Continuing Operations      ($    15,065)   ($    10,536)   ($    44,995)   ($    93,139)
                             ------------    ------------    ------------    ------------
Other income (expense)
  Interest Expense                 (2,500)           (725)         (7,200)         (5,197)
  Reduction of Previously
  Recorded Liability                                                         $     10,000
  Forgiveness of Debt
                             ------------    ------------    ------------    ------------
                             ($     2,500)   ($       725)   ($     7,200)   $      4,803
                             ------------    ------------    ------------    ------------

Operating Loss               ($    17,565)   ($    11,261)   ($    52,195)   ($    88,336)

Loss Per Class A Common
  Share
   Net Loss                  ($     0.001)   ($     0.000)   ($     0.002)   ($     0.003)
                             ============    ============    ============    ============
Weighted Average Number
 of Common Shares
 Outstanding                   29,126,069      28,086,069      29,126,069      28,086,069
                             ============    ============    ============    ============





                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                            Nine Months Ended
                                                                               September 30
                                                                         1997                1996
                                                                      -----------        -----------




Cash Flows From Operating Activities
     Net Income                                                          ($52,195)         ($88,336)
     Adjustments to Reconcile Net Loss
      to Net Cash Used in Operating Activities
       Equity in Earnings of Unconsolidated
        Subsidiary                                                       $ 37,500          $ 28,680
       Depreciation and Amortization                                     $  1,395
        Provision for Uncollectible Advances                                               $ 40,000
     (Increase) Decrease in Assets
        Other Receivables                                                                  ($ 1,000)
        Deposits and Other Assets                                                          $    155
     Increase (Decrease) in Liabilities
        Accounts Payable - Trade                                         $  3,600          $  1,703
        Accrued Expenses and Other Current
        Liabilities                                                      $  2,500          ($ 4,479)
        Notes Payable                                                    $  1,733          $  6,337
                                                                          --------          --------
     Total Adjustments                                                   $ 46,728          $ 71,396
                                                                          --------          --------
     Net Cash Provided/Used in Operating
       Activities                                                        ($ 5,467)         ($16,940)

Cash Flows From Financing Activities
        Loans - Officers                                                 $  5,467          $  3,860
                                                                          --------          --------
        Net Cash Provided by Financing Activities                        $  5,467          $  3,860
                                                                          --------          --------
     Net Increase (Decrease) in Cash                                     $      0          ($13,080)
     Cash - Beginning of Year                                            $      0          $ 13,147
                                                                          --------          --------
     Cash - September 30                                                 $      0          $     67
                                                                          ========          ========


                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        YEARS END FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996





                                                     SEPTEMBER 30, 1997

                                                  Common Shares
                                                  And Paid In
                             Common Shares        Capital               Deficit               Total
                              -----------        -------------       ------------         -------------



Balance at                     30,166,069         $3,498,601         ($3,489,409)           $9,192
  January 1, 1997
Net Loss                           -                  -                  (52,195)          (52,195)
                              -----------        -------------       ------------         -------------
Balance at                     30,166,069         $3,498,601         ($3,541,604)         ($43,003)
 September 30, 1997


Balance at
  January 1, 1996              28,086,069         $3,472,801         ($3,359,492)         $113,309
Net loss                                                                 (88,336)         ($88,336)
                             ------------        -------------       ------------         -------------
Balance at
  Sept. 30, 1996               28,086,069          3,472,801          (3,447,828)          $24,973




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

Liquidity and Capital Resources

     Working capital declined as a result of operating expenses for the nine months ended September 30, 1997 in the amount of $13,300 and from the reclassification of the amounts due to officers of $56,314 from long term to current liabilities.

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