Form 10QSB
period 1998-03-31
ELECTRO KINETIC SYSTEMS INC
filed 1998-08-19
CIK 723616

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For The Three Months Ended March 31, 1998

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


     Number of shares of Class A Common Stock, no par value, issued as of March 31, 1998: 30,166,069 (Common Stock outstanding 20,431,069 and to be issued 9,735,000)

                 Transitional Small Business Disclosure Format
                             Yes ___ No _X_.

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

Liquidity and Capital Resources

     Working capital declined as a result of operating expenses for the three months ended March 31, 1998 in the amount of $19,315 and from the reclassification of the amounts due to officers of $56,314 from long term to current liabilities.

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

Other
     The Company's unconsolidated affiliate has lost money since acquisition; accordingly during the second quarter of 1998, the Company will establish a reserve of $85,000 or about $0.03 per share against the carrying value of the Investment in and Advances to this affiliate.

     The Company is anticipating merging DMA Radtech, Inc. with another entity and selling some of its' proprietary developments. The anticipated profit from this transaction should be approximately $40,000. There is no assurance that this transaction will be completed or on these terms.

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

Item 5:  Other Information:

NONE

Item 6:  Exhibits and reports of form 8-K:

         See Reports filed on 01/03/96 and 01/11/96.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15 ( d )of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:




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