Form 10-Q
period 1998-06-30
ELECTRO KINETIC SYSTEMS INC
filed 1998-09-11
CIK 723616

SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D. C. 20549

                                               FORM 10-QSB

                                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                                   THE SECURITIES EXCHANGE ACT OF 1934

                                  For The Six Months Ended June 30, 1998

                                   Commission file number : 2 - 85175W

                                      ELECTRO-KINETIC SYSTEMS, INC.
                              (Name of small business issuer in its charter)

      PENNSYLVANIA                                  22-1954716
 (State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)

 270 Rocky Run Road, Glen Gardner, New Jersey          08826
    (Address of principal executive offices)        (Zip code)

Issuer's telephone number                          908-537-4378

    Securities resistered pursuant to section 12 (b) of the Act: None

       Securities resistered pursuant to section 12 (g) of the Act:

                              Class A common Stock
                                (Title of class)

         Check whether issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d)of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of Class A Common Stock, no par value, issued as of June 30, 1998: 30,166,069 (Common Stock outstanding 20,431,069 and to be issued 9,375,000)

                  Transitional Small Business Disclosure Format

                                    Yes No X

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)


                                     ASSETS

                                                           June 30, December 31,
                                                            1998      1997

Current assets:
      Cash                                                   $   487       1,505
      Equipment held for sale                                  9,000       9,000
Total current assets                                           9,487      10,505

Other assets:
     Excess of cost over net assets acquired,
      less accumulated amortization                           15,246      16,176
     Investment and advances to 50% owned
      affiliate                                                    1     110,939
     Organization costs                                          300         300
Total other assets                                            15,547     127,415

Total assets                                                 $25,034     137,920

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)


                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                         June 30,   December 31,
                                                           1998        1997

Current liabilities:
      Accounts payable                                $    64,794        63,583
      Accrued expenses                                     22,654        21,254
      Notes payable                                        47,914        46,614
      Due to officers                                      70,915        65,781
Total current liabilities                                 206,277       197,232

Stockholders' equity:
  Class "A" common shares, no par value;
         authorized - 90,000,000 shares; issued
         and to be issued - 30,166,069 in 1997
         and 28,086,098 in 1996                          3,441,308     3,441,308
  Additional paid-in-capital                                52,293        52,293
  Deficit                                              (3,674,844)   (3,552,913)
Total stockholders' equity                               (181,243)      (59,312)

Total liabilities and stockholders' equity             $    25,034       137,920

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                              Three Months Ended           Six Months Ended
                                                  June 30,                     June 30,
                                             1998          1997           1998            1997



Equity in earnings of
    unconsolidated affiliate          $    (12,500)       (12,500)       (25,000)       (25,000)

Selling, general and
    administrative expenses                  1,363          2,000          5,463          4,000
Depreciation and amortization                  465            465            930            920

                                             1,828          2,465          6,393          4,920

Operating loss                             (14,328)       (14,965)       (31,393)       (29,920)

Other expenses
    Interest expense                         2,350          2,400          4,600          4,700
    Provision for loss in affiliate         85,938           --           85,938           --
                                            88,288          2,400         90,538          4,700

Net loss                              $   (102,616)       (17,365)      (121,931)       (34,620)

Loss per common share                 $      0.003          0.001          0.004          0.001

Weighted average number of
    common shares outstanding           30,166,069     29,126,069     30,166,069     29,126,069





                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                Six Months Ended
                                                                     June 30,
                                                                 1998       1997
Cash flows from operating activities:
    Net income                                             $(121,931)   (34,620)
Adjustments to reconcile net loss to net
      cash used in operating activities:
         Equity in earnings of unconsolidated subsidiary      25,000     25,000
         Depreciation and amortization                           930        930
         Provision for loss in affiliate                      85,938       --
    Increase (decrease) in liabilities
         Accounts payable                                      1,211      2,000
         Accrued expenses                                      1,400      2,001
         Notes payable                                         1,300      1,733
         Due to officers                                       5,134      2,956
Total adjustments                                            120,913     34,620

Net cash used in operating activities                         (1,018)      --

Net increase (decrease) in cash                               (1,018)      --
Cash - beginning of period                                     1,505       --


Cash - end of period                                       $     487       --

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                  JUNE 30, 1998

                                                         Common Shares
                                                           and Paid-In
                                           Common Shares    Capital      Deficit       Total


Balance at January 1, 1998                   30,166,069   $3,493,601   (3,552,913)    (59,312)
Net loss                                           --           --       (121,931)   (121,931)

Balance at June 30, 1998                     30,166,069   $3,493,601   (3,674,844)   (181,243)

                                                  JUNE 30, 1997

Balance at January 1, 1997                   30,166,069   $3,498,601   (3,489,409)      9,192
Net loss                                           --           --        (34,620)    (34,620)

Balance at June 30, 1997                     30,166,069   $3,498,601   (3,524,029)    (25,428)



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                   ELECTRO-KINETIC SYSTEMS, INC.

   Dated: __________________             By: ___________________________________
                                                 Julius Cherny, PhD., President





         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities indicated and on the Dates indicated.

           SIGNATURE                     CAPACITY                     DATED


                            Chairman of the
       Julius Cherny, PhD.  Board, Director                            DATE

PART 11 - OTHER INFORMATION

Item 1        Legal Proceedings:
              None

Item 2 Changes in Securities: There have been no instruments defining the rights of any holder of any class of any registered security which has been materially modified.

Item 3        Defaults Upon Senior Securities:
              None

Item 4        Submission of Matters to a Vote of Security Holders:
              None

Item 5        Other Information:
              None

Item 6 Exhibits and Reports of Form 8-K: See reports filed on 1/3/96 and 1/11/96.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the selected financial data and the financial statements appearing elsewhere in this report.

                               Management Report

General

         Following the bankruptcy of its principal distributor in March 1995, the Company suspended all operations related to radon testing and analysis of environmental hazards. In 1996, the Company abandoned its efforts in the magazing publishing field. In the fall of 1996, the officers of the Company made available for use certain systems developed by them which the Company attempted to market. No costs or expenses have been incurred by the Company. Such efforts have been unsuccessful. Accordingly, the designs for these decision models have been returned to the officers.

         During the third quarter of 1998, the Company anticipates the sale of 90% of DMA Radtech, Inc., its wholly owned subsidiary at a profit of approximately $40,000. This agreement includes the sale of certain proprietary know-how.

Results of Operations

         The only recurring item of income is the Company's equity in its 50% owned subsidiary, Printone Media, Inc. The Company's unconsolidated affiliate has lost money since acquisition. Accordingly, during the second quarter of 1998, the Company has established a reserve of $85,000 or about $.003 per share against the carrying value of the investment in and advances to this affiliate.

Liquidity and Capital Resources

         Working capital declined as a result of operating expenses for the six months ended June 30, 1998 in the amount of $10,000. For the Company to become a viable entity, it must operate profitably and raise sufficient capital to fund its operations. Failing this, it must combine with another entity. The Company continues its efforts in these regards, but there is no assurance of success.