Form 10QSB
period 1998-09-30
ELECTRO KINETIC SYSTEMS INC
filed 1998-11-04
CIK 723616

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Nine Months Ended September 30, 1998

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

                              Class A common Stock
                                (Title of class)

         Check whether issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of Class A Common Stock, no par value, issued as of September 30, 1998: 30,166,069 (Common Stock outstanding 20,431,069 and to be issued 9,375,000)

                  Transitional Small Business Disclosure Format
                                    Yes No X

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)


                                     ASSETS


                                                     September 30,  December 31,
                                                          1998          1997

Current assets:
      Cash                                                   $ 1,145       1,505
      Receivable from merger                                  45,000        --
      Equipment held for sale                                  4,000       9,000
Total current assets                                          50,145      10,505
                                                             -------     -------
Other assets:
      Excess of cost over net assets acquired,
         less accumulated amortization                        14,781      16,176
      Investment and advances to 50% owned
         affiliate                                                 1     110,939
      Organization costs                                           1         300
                                                             -------     -------
Total other assets                                            14,783     127,415
                                                             -------     -------
Total assets                                                 $64,928     137,920
                                                             =======     =======

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                September 30,       December 31,
                                                    1998               1997

Current liabilities:
      Accounts payable                                $    73,283        63,583
      Accrued expenses                                     24,354        21,254
      Notes payable                                        48,614        46,614
      Due to officers                                      72,415        65,781
                                                      -----------    ----------
Total current liabilities                                 218,666       197,232
                                                      -----------    ----------
Stockholders' equity:
      Class "A" common shares, no par value;
         authorized - 90,000,000 shares; issued
         and to be issued - 30,166,069 in 1998
         and in 1997                                    3,441,308     3,441,308
      Additional paid-in-capital                           52,293        52,293
      Deficit                                          (3,647,339)   (3,552,913)
                                                      -----------    ----------
Total stockholders' equity                               (153,738)      (59,312)
                                                      -----------    ----------
Total liabilities and stockholders' equity            $    64,928       137,920
                                                      ===========    ==========

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)




                                          Three Months Ended             Nine Months Ended
                                             September 30                   September 30
                                            1998           1997           1998           1997



Equity in earnings of
    unconsolidated affiliate        $       --          (12,500)       (25,000)       (37,500)
                                    ------------    -----------    -----------    -----------
Selling, general and
    administrative expenses                1,331          2,100          6,794          6,100
Depreciation and amortization                465            465          1,395          1,395
                                    ------------    -----------    -----------    -----------
                                           1,796          2,565          8,189          7,495
                                    ------------    -----------    -----------    -----------
Operating loss                            (1,796)       (15,065)       (33,189)       (44,995)
                                    ------------    -----------    -----------    -----------
Other income (expenses)
    Gain on merger of subsidiary          37,000           --           37,000           --
    Interest expense                      (2,400)        (2,500)        (7,000)        (7,200)
    Provision for write down of assets    (5,299)          --          (91,237)          --
                                    ------------    -----------    -----------    -----------
                                          29,301         (2,500)       (61,237)        (7,200)
                                    ------------    -----------    -----------    -----------
Net income (loss)                   $     27,505        (17,565)       (94,426)       (52,195)
                                    ------------    -----------    -----------    -----------
Income (loss) per common share      $      0.001         (0.001)        (0.003)        (0.002)
                                    ------------    -----------    -----------    -----------
Weighted average number of
    common shares outstanding         30,166,069     30,166,069     30,166,069     30,166,069
                                    ------------    -----------    -----------    -----------



                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                               September 30,
                                                                1998     1997

Cash flows from operating activities:
    Net income                                             $ (94,426)   (52,195)
                                                             -------    -------
  Adjustments to reconcile net loss to net
      cash used in operating activities:
         Equity in earnings of unconsolidated subsidiary      25,000     37,500
         Depreciation and amortization                         1,395      1,395
         Provision for write down of assets                   91,237       --
    Increase in assets and liabilities:
         Receivable from merger                              (45,000)      --
         Accounts payable                                      9,700      3,600
         Accrued expenses                                      3,100      2,500
         Notes payable                                         2,000      1,733
         Due to officers                                       6,634       --
                                                             -------    -------
Total adjustments                                             94,066     46,728
                                                             -------    -------
Net cash used in operating activities                           (360)    (5,467)
                                                             -------    -------
Cash flows from financing activities:
    Proceeds from officers' loans                               --        5,467
                                                             -------    -------
Net increase (decrease) in cash                                 (360)      --
Cash - beginning of period                                     1,505       --
                                                             -------    -------
Cash - end of period                                       $   1,145       --

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)




                                  SEPTEMBER 30, 1998


                                              Common Shares
                                               and Paid-In
                               Common Shares    Capital      Deficit     Total



Balance at January 1, 1998       30,166,069   $3,493,601   (3,552,913)  (59,312)
Net loss                               --           --        (94,426)  (94,426)
                                 ----------   ----------   ----------  --------
Balance at September 30, 1998    30,166,069   $3,493,601   (3,647,339) (153,738)
                                 ==========   ==========   ==========  ========


                                  SEPTEMBER 30, 1997


Balance at January 1, 1997       30,166,069   $3,498,601   (3,489,409)    9,192
Net loss                               --           --        (52,195)  (52,195)
                                 ----------   ----------   ----------  --------
Balance at September 30, 1997    30,166,069   $3,498,601   (3,541,604)  (43,003)
                                 ==========   ==========   ==========  ========


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

In August, 1998, the Company merged DMA Radtech, Inc.(DMA), its wholly owned subsidiary, with Advanced Knowledge, Inc.

Results of Operations

A profit of $37,000 has been recorded in connection with the merger transaction. The Company's 50% owned unconsolidated affiliate Printone Media, Inc. has lost money since acquisition. Accordingly, during the second quarter of 1998, the Company wrote down its carrying value of the investment in and advances to this affiliate. During the third quarter of 1998, other assets were written down by $5,299.

Liquidity and Capital Resources

The Company plans to distribute as a dividend to its shareholders its remaining 10% interest in Advanced Knowledge, Inc. (name change from DMA).

Working capital deficit declined by approximately $18,000 to a deficit of $168,500 during the nine months ended September 30, 1998. For the Company to become a viable entity, it must operate profitably and raise sufficient capital to fund its operations. Failing this, it must combine with another entity. The company continues its efforts in these regards, but there is no assurance of success.

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

                                                   ELECTRO-KINETIC SYSTEMS, INC.
         Dated: __________________          By:_________________________________
                                                 Julius Cherny, PhD., President

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities indicated and on the Dates indicated.

           SIGNATURE                CAPACITY                        DATED


    ______________________________Chairman of the                 ______________
         Julius Cherny, PhD.      Board, Director                    DATE