Form 10KSB
period 1998-12-31
ELECTRO KINETIC SYSTEMS INC
filed 1999-04-06
CIK 723616

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended December 31, 1998

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

Class A Common Stock
(Title of class)

                 Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past Yes X No

                 Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                 Issuer's revenues for its most recent
                                        fiscal year ................($25,000)

                  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of 12/31/98 was approximately $400,000.

                  Number of shares of Class A Common Stock, no par value, outstanding as of December 31, 1998: 30,166,069 (Common Stock issued 20,936,069 and to be issued 9,230,000)

        Transitional Small Business Disclosure Format
                            Yes              No    X

                                TABLE OF CONTENTS

                                                                          Page

ITEM 1:           Description of Business                                 1-2

ITEM 2:           Description of Property                                 2

ITEM 3:           Legal Proceedings                                       3

ITEM 4:           Submission of Matters to a Vote of  Security Holders    3

ITEM 5:           Market of the Registrant's Common Stock and Related     3
                  Stockholders' Matters

ITEM 6:           Management's Discussion and Analysis of Results of      3-4
                  Operations and Financial Conditions

ITEM 7:           Financial Statements (Unaudited)                        4,
                                                                      F-1 - F-7

ITEM 8:           Changes in and Disagreements with Accountants on        5
                  Accounting and Financial Disclosure

ITEM 9:           Directors, Executive Officers, Promoters and Control    5-6
                  Persons;  Compliance with Section 16 (a) of the Exchange
                  Act

ITEM 10:          Executive Compensation                                  7

ITEM 11:          Security Ownership of Certain Beneficial Owners and     7
                  Management

ITEM 12:          Certain Relationships and Related Transactions          8

ITEM 13:          Exhibits and Reports on Form 8-K                        8

ITEM 1.  DESCRIPTION OF BUSINESS

History

Electro-Kinetic Systems Inc. [EKS or the Company] was formed on April 24, 1972, under the laws of the State of Pennsylvania. In February 1990, the Company successfully concluded a rights offering which provided it with approximately $700,000, net of issue expenses. The proceeds were used primarily to fund new operations, to repay notes, to implement marketing programs, and for working capital. Also in 1990, EKS acquired 72% of the assets of Douglas Martin & Associates, an independent radiation testing and consulting facility (name changed to DMA-Radtech Inc.), and in 1992, the remaining minority interest.

         In December 1992, a significant change in management of EKS occurred as a result of the investment of approximately $425,000 by private investors, principally Charles D. Cascio, members of his family, and other associates.

         The Company was achieving modest success in radon testing and analysis when, in March 1995, the bankruptcy of its principal distributor forced the suspension of all operations. In June 1995, the Company sold its building. After unsuccessful joint venture/merger negotiations, the Company ceased operations in the field of environmental hazards.

         The Company acquired Israel Imaging Technologies, Inc., and its two affiliates on September 18, 1995, and agreed to issue 4,100,000 shares of Common Stock in exchange for their shares. The acquisition was accounted for as a purchase. The difference between the fair market value of the stock issued over the book value of assets acquired had been allocated to Investment in a 50% Owned Affiliate in the amount of $84,503 and the balance to Excess of Costs over Net Assets Acquired, in the amount of $18,656. Operations were accounted for beginning October 1, 1995, as equity in earnings of an unconsolidated affiliate.

         The 1995 acquisition of Israel Imaging Technologies, Inc., gave the Company a 50% interest in Printone Media, Inc. [PM]. PM was a computer-imaging and preprint company offering scanning, color separation, and other graphic arts services in a plant in Jerusalem, Israel. During 1996, the Company acquired companies in the field of publishing and then rescinded such transaction; continued to negotiate for the acquisition of assets and joint ventures in the field of publishing and attempted to exploit its Israeli facility. The Company was unsuccessful and abandoned its efforts in the publishing field. During the years 1995 and 1996, the Company issued approximately two million shares of Common Stock to reduce its indebtedness and to fund its operations.

         On July 12, 1996, Charles D. Cascio resigned as President, Chief Executive Officer and Chairman of the Board, and as a Director. Mr. Albert Gardner also resigned from the Board of Directors. The resignations were not caused by or related to any disagreements "on any matter relating to the registrant's operating policies or practices." On July 12, 1996, Dr. Julius Cherny, Mr. Daniel Herzka, and Mr. Richard J. L. Herson were selected for the Board of Directors. Carryover members include Gary Dornhoefer and Ralph Lanciano
III. Dr. Cherny was elected President and Mr. Herson was elected Secretary and Treasurer.

         In the Fall of 1996, the new officers of the Company made available for use certain systems developed by them which the Company attempted to market. No costs or expenses have been incurred by the Company. Such efforts have been unsuccessful. Accordingly, the designs for these decision models have been returned to the officers.

Merger of DMA-Radtech [DMAR] and Advanced Knowledge, Inc. [AK]

During 1997, the Company continued to search for other business opportunities. In December 1997, the Company entered into negotiations for DMAR, its wholly owned subsidiary, to be acquired by AK, a privately held Delaware Corporation. On July 22, 1998, DMAR's Board of Directors declared a stock split of 300:1, resulting in 300,000 shares being issued and outstanding.

         On August 26, 1998, pursuant to a Plan of Merger and Reorganization, AK merged into DMAR and DMAR issued 2,700,000 shares of its Common Stock, or 90% of its issued and outstanding shares to AK shareholders. Concurrent with the closing, DMAR's shareholders voted to change the name to Advanced Knowledge, Inc.

         Pursuant to the reorganization agreement: AK paid $25,000 to the Company for certain proprietary know-how and work products; the Company assumed all liabilities of DMAR relating to its business prior to the closing; following all regulatory approval, the capital stock of DMAR owned by the Company will be distributed to its shareholders of record of June 1, 1998; and the Company will receive an additional $25,000 for reimbursement of expenses in connection with this transaction. In the absence of regulatory approval, the transaction can be rescinded by AK.

         It should be noted that as a result of the consummation of this transaction, the current combined carry-forward loss will be reduced from approximately $3.3 million to $3.1 million.


Employees

Currently, the Company has two part-time officers and one part-time employee. No salaries were paid in 1998 and 1997.

Research and Development

The Company's research and developments have been the results of the individual efforts of its officers and directors at no expense to the Company. As stated above, the Company has been unable to exploit such efforts.

ITEM 2.  DESCRIPTION OF PROPERTY

In November 1984, the Company purchased a building located at 701 Chestnut Square, Trainer, Pennsylvania, which housed its corporate headquarters occupying 2,500 square feet, laboratory facilities occupying 5,000 square feet, and production facilities occupying 7,000 square feet. The Company sold this building in June 1995 and reflected net income from this transaction, in the amount of $315,919; net cash proceeds were all applied to reduce secured principal debt.
         The Company maintains an office at 270 Rocky Run Road, Glen Gardner, New Jersey. Rent has been waived through December 31, 1998. There is no lease.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to nor involved in any legal proceeding as plaintiff or defendant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  MARKET OF THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDERS' MATTERS

The price of common shares of the Company is reported on the NASDAQ OTC Bulletin Board. The price during the year has remained in the range of 1.0(cent) bid and 1.5(cent) asked.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITIONS

The following should be read in conjunction with the financial statements appearing elsewhere in this report.

Results of Operations

The Company's 50% owned unconsolidated affiliate, Printone Media Inc., continued to show losses through 1997 and 1998 and ceased operations. Accordingly, at the end of the second quarter of 1998, the Company wrote off the carrying value of its investment in and advances to this affiliate in the amount of $85,939. The Company has no other operating income from itself or any of its subsidiaries.

         Results for the year 1998 also reflect the following fourth quarter adjustments:
         i) write-off of the remaining balance from the September 1995 acquisition of the Excess of Cost over Net Assets Acquired of $14,781.1
         ii) write-off of Equipment for Sale of $9,000.2 iii) deferral of part of gain, previously recognized, on merger of subsidiary to the extent of $20,000.3 iv) income from cancellation of liabilities in the amount of $36,786, net of $5,000 payment of prior expenses.4

-------------------------

1 As a result of the  acquisition  of Israel  Investment  Technologies, Inc.
and  two  affiliates,   September  1995,  the  Company   acquired  certain
preliminary designs for developments of computer models in the fields of medical compliance and electronic book publishing. The Company has been unsuccessful in its efforts to exploit these developments.
2 Age and technological changes have obsolesced the value of the radon-testing equipment for sale.

3 Since the merger of subsidiary is subject to recision, gain has been deferred.

4 Cancellation of liabilities is based on statute of limitations for indebtedness incurred prior to March 31, 1995. Additional recroded liabilities expiring in 1999, for which no claims have been asserted by creditors, approximate $25,000.

         Waiver of compensation to officers has enabled selling, general, and administrative expenses to remain under $10,000 per year. These consist of stock transfer, tax, and bookkeeping costs. Interest has been accrued on an outstanding note indebtedness and on officer's loans.
         Discontinued operations, reclassified for the year 1997, reflect equity in losses of unconsolidated subsidiary and amortization of Excess ($1,860).

Liquidity and Capital Resources

Working capital increased to ($167,072) as of December 31, 1998, from ($186,727) as of December 31, 1997. Shareholders' equity declined from ($59,312) to ($167,072) as of the same dates.
         The Company's operating losses during the past years have been funded by the sale of its Common Stock, by loans from shareholders, and by the disposal of a subsidiary. For the Company to become a viable entity, it must raise sufficient capital to fund its operations. The Company is making continuing efforts to negotiate the settlement of liabilities aggregating approximately $100,000 for shares of its Common Stock. The Company is also seeking merger opportunities, but there is no assurance of success in these endeavors.


ITEM 7.  FINANCIAL STATEMENTS (UNAUDITED)

                                                                       Pages
         Consolidated Balance Sheets as of December 31, 1998 and 1997
              Assets                                                    F-1
              Liabilities and Stockholders' Equity                      F-2

         Consolidated Statements of Income for the Years Ended          F-3
               December 31, 1998 and 1997

         Consolidated Statements of Cash Flows for the Years Ended      F-4
               December 31, 1998 and 1997

         Consolidated Statements of Changes in Stockholders'            F-5
               Equity for the Years Ended
               December 31, 1998 and 1997

         Notes to Consolidated Financial Statements                     F-6, F-7

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIRIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                                     ASSETS



                                                       1998              1997
Current assets:
  Cash                                             $     4,065             1,505
  Receivable from merger                                25,000             9,000
Total current assets                                    29,065            10,505

Other assets:
  Excess of cost over net assets acquired,
     less accumulated amortization                           -            16,176
  Investment and advances to 50% owned
     affiliate                                               -           110,939
  Organization costs                                         -           300
Total other assets                                           -           127,415

Total assets                                       $    29,065           137,920

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                       1998              1997
Current liabilities:
  Accounts payable                                $    44,333            63,583
  Accrued expenses                                     19,793            21,254
  Notes payable                                        35,828            46,614
  Due to officers                                      76,183            65,781
  Deferred income                                      20,000                 -
Total current liabilities                             196,137           197,232

Stockholders' equity:
  Class "A" common shares, no par value;
     authorized - 90,000,000 shares; issued
     and to be issued - 30,166,069 in 1998
     and in 1997                                    3,441,308         3,441,308
  Additional paid-in-capital                           52,293            52,293
  Deficit                                          (3,660,673)       (3,552,913)
Total stockholders' equity                           (167,072)          (59,312)

Total liabilities and stockholders' equity         $   29,065           137,920

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                               1998               1997


Selling, general and
 administrative expenses                    $  7,161             9,845

Net loss from continuing operations           (7,161)           (9,845)

Other income (expenses)
 Interest expense                             (9,200)           (9,700)
 Gain on merger of subsidiary                 14,640                -
 Cancellation of indebtedness                 30,376             2,900
 Write down of assets                       (109,555)               -
                                             (73,739)           (6,800)
Operating loss before discontinued
 operations                                  (80,900)          (16,645)

Discontinued operations                      (26,860)          (51,860)

Net loss for the year                      $(107,760)          (68,505)

Loss per share (basic and diluted)         $   0.004             0.002

Weighted average number of
 common shares outstanding                30,166,069        30,166,069

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31,1998 AND 1997




                                                          1998             1997

Cash flows from operating activities:
Net income                                        $   (107,760)        (68,505)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Equity in earnings of unconsolidated subsidiary       25,000          50,000
  Depreciation and amortization                          1,860           1,860
  Write down of assets                                 109,555             -
Change in assets and liabilities:
 (Increase) in:
  Receivable from merger                               (25,000)            -
 Increase (decrease) in:
  Accounts payable                                     (19,250)          3,615
  Accrued expenses                                      (1,461)          3,334
  Notes payable                                        (10,786)          1,733
  Deferred income                                       20,000             -
Total adjustments                                       99,918          60,542

Net cash used in operating activities                   (7,842)         (7,963)

Cash flows from financing activities:
  Proceeds from officers' loans                          3,402           1,500
  Accrued interest due officers                          7,000           7,968
Net cash provided by financing activities               10,402           9,468

Net increase (decrease) in cash                          2,560             -
Cash - beginning of the year                             1,505           1,505
Cash - end of the year                             $     4,065           1,505

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31,1998 AND 1997




                                                                    Additional
                                 Common Shares    Common Shares   Paid In Capital    Deficit        Total

Balance at January 1, 1997          30,166,069    $   3,441,308            52,293  (3,484,408)      9,193

Net loss for 1997                            -                -                 -     (68,505)    (68,505)

Balance at December 31, 1997         30,166,06         3,441,30         3,441,308  (3,552,913)    (59,312)

Net loss for 1998                            -                -                 -    (107,760)   (107,760)

Balance at December 31, 1998         30,166,06    $   3,441,308         3,441,308  (3,660,673)   (167,072)


                          ELECTRO-KINETIC SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1997


NOTE A:  THE COMPANY

         Electro-Kinetic Systems, Inc. [EKS or the Company] was formed on April 24, 1972, under the laws of the State of Pennsylvania. Its corporate office is now located in Glen Gardner, New Jersey.

         The Company ceased operations in radon testing in March 1995 and failed in its subsequent efforts: magazine publishing (1996), visual communication technology (1997), marketing of computer decision models (1997 and 1998), and desk-top publishing and printing (1998).

NOTE B:  ACCOUNTING POLICIES

1) Principles of Consolidation

         The  consolidated   financial   statements   include  the  accounts  of
Electro-Kinetic Systems, Inc. and its wholly owned subsidiaries.

         The Company acquired Israel Imaging Technology, Inc. and its two affiliates on September 18, 1995, and agreed to issue 4,100,000 shares of its Common Stock in exchange for their shares. The acquisition was accounted for as a purchase. The difference between the fair market value of the stock issued over the book value of assets acquired has been allocated to Investment in a 50% Owned Affiliate in the amount of $84,503 and the balance to Excess of Costs over Net Assets Acquired, in the amount of $18,656. Operations were accounted for beginning October 1, 1995, until June 20, 1998, as equity in earnings of unconsolidated affiliate. The write-off during 1998 of the remaining carrying values of these assets in the amounts of $85,939 and $14,316 has been charged to earnings.

2) Revenue Recognition

         Liabilities incurred prior to March 31, 1995, subject to a four-year statute of limitations, have been recognized as income.

         Income from the merger of a subsidiary has been deferrred since the transaction can be rescinded.

         All operations are classified as discontinued.

         Assets that are not anticipated to produce revenues have been written off.

3) Income Taxes
         The Parent Company and its subsidiaries have combined tax carryforward losses of approximately $3,100,000. No potential benefit has been recognized. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of prior net operating loss-carryforwards may be limited as a result of changes in stock ownership.

4) Earnings Per Common Share
         The Company has adopted Statement of Financial Standards (SFAS) No. 218, "Earnings Per Share" (EPS), which requires dual presentation of basic and diluted EPS on a retroactive basis.
Outstanding stock options were anti-dilutive.

5) Use of Estimates
         The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from these estimates.

NOTE C:  STOCK OPTION PLAN

         The Company adopted a Stock Option Plan [the Option Plan] on May 3, 1993. Under the Option Plan, shares of the Company's Common Stock (subject to certain adjustments) are reserved for issuance upon the exercise of options. Options granted under the Option Plan are intended to constitute incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or any corresponding provisions of succeeding law (the "Code"). Stock appreciation rights may be granted under the Option Plan to employees (including officers and directors who are employees of the Company or subsidiaries) on the date of grant.
         By its terms, the Option Plan is to be administered by a committee [the Committee] appointed by the Board of Directors which shall consist of either the entire Board of Directors, all of whom must be disinterested persons, or by a committee of two or more directors. Subject to the provisions of the Option Plan, the Committee has the authority to determine the persons to whom options will be granted, the exercise price, the term during which options may be exercised and such other terms and conditions as it deems appropriate. As of the date hereof, options to purchase 1,000,000 shares of Common Stock have been granted under the Option Plan at $0.015 per share that expire in the year 2001.
         The aggregate fair market value of shares issuable pursuant to incentive stock options granted in any calendar year to an employee or officer may not exceed $100,000 subject to certain carryovers from previous years. Incentive stock options granted under the Option Plan may not have an exercise price less than the fair market value of the Common Stock on the date of the grant (or 110% of the fair market value in the case of employees holding ten percent or more of the voting stock of the Company). Options granted under the Option Plan will expire not more than ten years from the date of the grant subject to earlier termination under the Option Plan. The term of an incentive stock option granted to a 10% holder shall be no more than 5 years from the date of the grant.
         Under the Option Plan, participants may be granted stock appreciation rights in connection with, or separately from, options. Each stock appreciation right consists of a right to receive, upon exercise, either cash or shares of Common Stock, as determined in the discretion of the Committee, equal to the amount by which the shares of Common Stock on the date the stock appreciation right are exercised. Only the number of shares actually delivered upon the exercise of such stock appreciation rights will be charged against the maximum number of shares which may be issued under the Option Plan.

NOTE D:  GOING CONCERN

         The Company's financial position continues to reflect a significant shortage of working capital and a negative book value. The Company believes that current funds may be insufficient to continue to meet its obligations. While the Company continues to pursue alternate courses of action, there can be no assurance that it will be successful. The Company has a history of continuing losses and a significant working capital deficit. There is doubt about the Company's ability to continue as a going concern.

NOTE E:  COMMITMENTS AND CONTINGENCIES

         During the past years, the Company has entered into various agreements in connection with actual and proposed transactions. The Company believes it has no direct or contingent obligations relative to these matters that are not recorded in the accompanying financial statements. The Company has no outstanding leases or employment contracts, nor is it a party to or involved in any legal proceeding as plaintiff or defendant.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no audited reports for the years 1994, 1995, 1996, 1997, and 1998. In their report from 1993, the Company's independent public accountants included an explanatory paragraph stating there is substantial doubt about EKS's ability to continue as a going concern. The accountants formally resigned in 1995 because of unpaid fees (reference is made to Forms 8-K filed). The fee was settled in 1998. The Company is in the process of retaining independent public accountants to report upon the financial statements for the years 1998 and 1997. The Company will file Form 8-K relative to the retention of the auditors and will file an amended Form 10-K to include the opinion of the outside auditors.


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a)  OF
         THE EXCHANGE ACT

Set forth below is certain information regarding the executive officers and directors of the Company:




Name                                Age     Position                                             Since
Julius Cherny                       62      Director, President, and Chief Executive
                                            Officer                                              1996
Richard J. L. Herson                80      Director, Treasurer, Secretary, Chief
                                            Accounting Officer, Chief Operating Officer          1996
Daniel Herzka                       48      Director                                             1996
Ralph Lanciano III                  34      Director                                             1993
Gary Dornhoefer                     53      Director                                             1993



         Julius Cherny, Ph.D., has been president and a director since July 12, 1996. Dr. Cherny is a founder and partner of Mottola, Cherny and Associates, a consulting firm specializing in providing financial, organizational, and systems consulting services. Dr. Cherny holds a Ph.D. in accounting and is currently on the faculty at the NYU Graduate School of Business and was previously at the Hagen School of Business at Iona College. Dr. Cherny has held positions as director, senior vice president, and chief financial officer with firms in the securities industry. Dr. Cherny has published numerous papers and authored several books dealing with finance, accounting, and advanced mathematical theory. In October 1997, Dr. Cherny became president of Bureau of Translation Services, Inc., a wholly owned subsidiary of The Translation Group, Ltd. [TTGL], a Delaware public company. Dr. Cherny was a director of TTGL from DATE 1997 until DATE 1998.

         Richard J. L. Herson has been a director and secretary and treasurer of the Company since July 12, 1996. He was secretary/treasurer and a director of TTGL from its inception in July 1995 until February 1, 1996, when he resigned as secretary and treasurer and was appointed chief accounting officer; he resigned this position in October 1997 and remains a director. Mr. Herson was previously a general partner in the firm of Hertz, Herson and Company, CPAs with offices in New York, Boston, and Charlotte. He is currently secretary of the Bruner Foundation, where he is responsible for its investment portfolio. He holds a Bachelor's degree from the City College of New York and an M.S. in accounting from Columbia University. He has also authored numerous articles and a book on accounting.

         Daniel Herzka became a director in July 1996. He was the vice president for marketing and product management of Linotype-Hell Company from DATE through DATE. In this position he was responsible for the introduction of new products and solutions to the graphic-arts market. Daniel Herzka has more than 20 years' experience applying innovative computerized imaging solutions in a broad range of industries including printing and publishing, textile, CAD/CAM, PCB, mapping, medical imaging and scientific visualization. Mr. Herzka came to Linotype-Hell from Ultimate Technologies Inc., the inventors of Impostrip, the professional electronic imposition software, where he served as senior vice president for sales and marketing. Previously he held a senior worldwide business management position with Dupont De Nemours. Prior to Dupont, he was an employee of Scitex for thirteen years in a variety of management positions in sales and marketing involving business activities in the United States, Europe, Japan, and South America. Daniel studied for an MBA at Hebrew University in Jerusalem and for a BSC in Electrical and Industrial Engineering from the Technion in Haifa.

         Gary Dornhoefer became a director in October 1993. A National Hockey League "Hall of Famer," he played professional hockey for the Philadelphia Flyers for eleven years, during which time the team won two Stanley Cups. Mr. Dornhoefer is currently with Prism Cable Network as a color analyst/commentator for the Philadelphia Flyers, and has various other business interests. He is co-administrator of the EKS 1993 Stock Option Plan.

         Ralph C. Lanciano III became a director in October 1993. A licensed optician, Mr. Lanciano has owned and operated CEE Optical Center since 1989, and has participated in various real estate development and other business ventures. He is co-administrator of the EKS 1993 Stock Option Plan.

         Charles D. Cascio was a director and CEO of the Company from 1993 until July 1996; he owns approximately 9% of its common shares and is currently CEO and a director of TTGL.

Board of Directors

Each director holds office until the next annual meeting of stockholders, and until his successor is elected and qualified. At present, the Company's bylaws require no fewer than one director. Currently, there are five directors of the Company. The bylaws permit the Board of Directors to fill any vacancy and the new director may serve until the next annual meeting of stockholders and until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are at the discretion of the Board. There are no family relations among any officers or directors of the Company. The officers of the Company devote part-time to the business of the Company. The Company has established separate Audit and Compensation Committees. The Audit Committee consists of Mr. Herson and Dr. Cherny. The Audit Committee will make recommendations to the Board of Directors regarding the selection of independent auditors, review the results and scope of the audit and of the services provided by the Company's independent auditors, and review and evaluate the Company's internal control functions. The Compensation Committee consists of Dr. Lanciano and Mr. Herzka. The Compensation Committee will make recommendations to the Board of Directors concerning compensation for executive officers and consultants of the Company. The Option Committee will continue to consist of Dr. Lanciano and Mr. Dornhoefer.


Filing Compliance by Officers and Directors

Timely  reports have not been filed by Dr. Julius Cherny (Form 3) and Richard J.
L. Herson (Form 3 and Form 4). These reports are in the process of preparation and will be filed shortly.

ITEM 10. EXECUTIVE COMPENSATION

The Company has part-time executive officers. There was no compensation paid to officers in 1998 and 1997.

The directors of the Company are not compensated for their services in that capacity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

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


Name                             Position  Common Shares Owned    Percentage
                                           and To Be Issued

Julius Cherny                    President      2,515,000              8.3
Richard J. L. Herson5            Sec./Treas.    2,181,850              7.2
Gary Dornhoefer                  Director         240,000              0.8
Ralph Lanciano                   Director         800,000              2.7
Daniel Herzka                    Director         630,000              2.1

All executive officers
and directors as a Group         ---------      6,366,850             21.1

Charles D. Cascio                ---------      2,735,000              9.0


The capitalization of EKS, as of December 31, 1998, was as follows:

Title of Class               Amount Authorized          Currently Outstanding

Common Stock $.001
Par Value Per Share          90,000,000 shares          30,166,069 shares6

Preferred Stock $.001
Par Value Per Share          10,000,000 shares          None

Stock Option Plan

Reference is made to Note C, Stock Option Plan, for a description of the terms of the Plan and options granted and outstanding.
------------------------------------
5 Disclaims control of 2,041,955 common shares owned by corporation in which adult son is shareholder and 140,000 shares owned by adult daughter.
6  Shares issued 20,936,069; to be issued 9,230,000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

10.1) Agreement and Plan of Merger and Reorganization between DMA-Radtech, Inc. and Advanced Knowledge, Inc.

10.2) Advanced Knowledge, Inc. Form 10-SB, filed January 6, 1999.

Reports on Form 8-K

None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                              ELECTRO-KINETIC SYSTEMS, INC.




Dated: ______________                     By:  _________________________________
                                                Julius Cherny, Ph.D., President



         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities indicated and on the dates indicated.


         SIGNATURE                          CAPACITY                   DATED


                                            President, Director
Julius Cherny


                                            Secretary, Treasurer,
Richard J. L. Herson                        Director


                                            Director
Daniel Herzka