Form 10-Q
period 1999-03-31
ELECTRO KINETIC SYSTEMS INC
filed 1999-05-14
CIK 723616

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Three Months Ended March 31, 1999

                       Commission file number : 2 - 85175W

                          ELECTRO-KINETIC SYSTEMS, INC.
                 (Name of small business issuer in its charter)

    PENNSYLVANIA                                           22-1954716
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

     270 Rocky Run Road, Glen Gardner, New Jersey           08826
    (Address of principal executive offices)              (Zip code)

           Issuer's telephone number                           908-537-4378

           Securities resistered pursuant to section 12 (b) of the Act: None

           Securities  resistered  pursuant to section 12 (g) of the Act:

                              Class A Common Stock
                                (Title of class)

         Check whether issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of Class A Common Stock, no par value, outstanding as of March 31, 1999: 30,166,069 (Common Stock issued 20,936,069 and to be issued 9,230,000)

                  Transitional Small Business Disclosure Format
                                    Yes No X

                                      INDEX


PART I.  FINANCIAL STATEMENTS (UNAUDITED)


Item 1.  Financial Statements (Unaudited
                                                                         Pages
Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998
         Assets                                                          F-1
         Liabilities and Stockholders' Equity                            F-2

Consolidated Statements of Income for the Three Months Ended March 31,
         1999 and 1998                                                   F-3

Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 1999 and 1998                                         F-4

Consolidated Statements of Changes in Stockholders' Equity for the Three Months
         Ended March 31, 1999 and the Year Ended December 31, 1998       F-5

Notes to Consolidated Financial Statements                               F-6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Signatures

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998



                                     ASSETS



                                               3/31/99                12/31/98
                                       -------------------   ------------------
Current assets:
     Cash                                         $363                  $4,065
     Receivable from merger                     25,000                  25,000
                                               -------                  ------
Total current assets                            25,363                  29,065
                                               -------                  ------


Total assets                                   $25,363                 $29,065
                                              --------                 -------

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                3/31/99                12/31/98
                                      -------------------    -------------------
Current liabilities:
     Accounts payable                           $41,723                 $44,333
     Accrued expenses                            21,700                  19,793
     Notes payable                               36,428                  35,828
     Due to officers                             80,683                  76,183
     Deferred income                             20,000                  20,000
                                                -------                  ------
Total current liabilities                       200,534                 196,137
                                               --------                 -------

Stockholders' equity:
     Class "A" common  shares,  no par value;
     authorized -  90,000,000  shares;
     issued and to be issued - 30,166,069 in 1999
     and in 1998                              3,441,308               3,441,308
     Additional paid-in-capital                  52,293                  52,293
     Deficit                                 (3,668,772)             (3,660,673)
                                            -----------             -----------
Total stockholders' equity                     (175,171)               (167,072)
                                              ---------               ---------

Total liabilities and stockholders' equity      $25,363                 $29,065
                                               --------                 -------

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998




                                            1999                      1998
                                    ------------------        -----------------

Equity in earnings of unconsolidated
    affiliate                                 $ 0                  (12,500)
Selling, general and
    administrative expenses                 5,999                    4,100
Amortization of excess of cost over
    net assets acquired                         0                      465
                                               --                      ---
Net loss from continuing operations        (5,999)                 (17,065)

Other expenses
    Interest expense                        2,100                    2,250
                                           ------                     -----

Net loss for the period                   ($8,099)                 (19,315)
                                          --------                 --------

Loss per share (basic and diluted)        $ .0003                    .0006
                                           -------                   -----

Weighted average number of
    common shares outstanding          30,166,069               30,166,069
                                       -----------              ----------

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998




                                                           1999            1998
                                                         ------           ------

Cash flows from operating activities:
    Net loss                                            ($8,099)        (19,315)
                                                        --------       --------
    Adjustments to reconcile net loss to net
      cash used in operating activities:
          Equity in earnings of unconsolidated subsidiary     0          12,500
          Depreciation and amortization                       0             465
    Change in assets and liabilities:
      Increase (decrease) in:
          Accounts payable                               (2,610)          3,400
          Accrued expenses                                1,907           1,350
          Notes payable                                     600               0
                                                           ----               -
Total adjustments                                          (103)         17,715
                                                           ----          ------

Net cash used in operating activities                    (8,202)         (1,600)
                                                         -------        -------

Cash flows from financing activities:
    Due to officer                                        3,000           1,600
    Accrued interest due officer                          1,500               0
                                                          ------              -
Net cash provided by financing activities                 4,500           1,600
                                                          ------          -----

Net increase (decrease) in cash                          (3,702)              0
Cash - beginning of the period                            4,065           1,505
                                                          ------          -----
Cash - end of the period                                   $363           1,505
                                                           -----          -----

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND THE YEAR ENDED DECEMBER 31, 1998







                                                                                           Additional
                                               Common Shares             Common Shares  Paid In Capital    Deficit    Total



Balance at January 1, 1998                     30,166,069                $3,441,308           $52,293  ($3,552,913) ($59,312)

Net loss for the year ended December 31, 1998           0                         0                 0     (107,760) (107,760)
                                                       --                        --                --    ---------  ---------

Balance at December 31, 1998                   30,166,069                 3,441,308            52,293   (3,660,673) (167,072)
                                              -----------                ----------           -------  -----------  ---------


Net loss for the three months ended March 31, 1999      0                         0                 0       (8,099)   (8,099)
                                                       --                        --                --      -------    -------

Balance at March 31, 1999                      30,166,069                $3,441,308           $52,293  ($3,668,772)($175,171)



                          ELECTRO-KINETIC SYSTEMS, INC.
                             MARCH 31, 1999 AND 1998


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.


Earnings per Share

         Average common shares outstanding were 30,166,069, which include 9,230,000 to be issued. In addition, there were outstanding common stock options of 1,000,000 shares at a price of $0.01 per share. The computation of earnings per share reflecting the exercise of these options is antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the selected financial data and the financial statements appearing elsewhere in this report.

                                     General

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

Results of Operations

         The Company's 50% owned unconsolidated affiliate, Printone Media Inc., ceased operations and filed for bankruptcy. As a result of the acquisition of Israel Investment Technologies, Inc. and two affiliates, in September 1995, the Company acquired certain preliminary designs for developments of computer models in the fields of medical compliance and electronic book publishing. The Company has been unsuccessful in its efforts to exploit these developments.

         The consolidated financial statements include the accounts of Electro-Kinetic Systems, Inc. and its wholly owned subsidiaries. The Company had no operating income. The transactions with Advance Knowledge, Inc., described in full in the Company's 10-K for the year 1998, has not been finalized.

Liquidity and Capital Resources

         Working capital decreased from ($167,072) as of December 31, 1998, to ($175,171) as of March 31, 1999. Shareholders' equity declined from ($167,072) to ($175,171) as of the same dates.

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

PART II  .        Other Information

Item 1:  Legal Proceedings

NONE

Item 2:  Changes in Securities

         There have been no instruments defining the rights of any holder of any class of any registered security which has been materially modified.

Item 3:  Defaults upon Senior Securities

NONE

Item 4:  Submission of Matters to a Vote of Security Holders

NONE

Item 5:  Other Information

NONE

Item 6:  Exhibits and Reports of Form 8-K

NONE

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                            ELECTRO-KINETIC SYSTEMS, INC.
Dated: 5/10/99                              By:  /s/
                                                Julius Cherny, Ph.D., President

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities indicated and on the dates indicated.


         SIGNATURE                          CAPACITY                   DATED


/s/                                         President, Director       5/10/99
Julius Cherny


/s/                                         Secretary, Treasurer,      5/5/99
Richard J. L. Herson                        Director


/s/                                         Director                  5/10/99
Daniel Herzka


/s/                                         Director                   5/9/99
Ralph Lanciano