Form 10QSB
period 1999-06-30
ELECTRO KINETIC SYSTEMS INC
filed 1999-08-13
CIK 723616

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended June 30, 1999

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

         Check whether  issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Number of shares of Class A Common Stock, no par value, outstanding as of June 30, 1999: 30,166,069 (Common Stock issued 20,936,069 and to be issued 9,230,000)

                  Transitional Small Business Disclosure Format
                                    Yes No X

                                                  INDEX


PART I.  FINANCIAL STATEMENTS (UNAUDITED)

Item 1.  Financial Statements (Unaudited
                                                                        Pages
Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998
         Assets                                                         F-1
         Liabilities and Stockholders' Equity                           F-2

Consolidated Statements of Income for the Three Months and Six Months
Ended June 30, 1999 and 1998                                            F-3

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 1999 and 1998                                                  F-4

Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 1999 and the Year Ended December 31, 1998 F-5

Notes to Consolidated Financial Statements                              F-6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Signatures

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                     ASSETS

                                             6/30/99             12/31/98

Current assets:
      Cash                                   $   186              $ 4,065
      Receivable from merger                  25,000               25,000
                                             -------              -------
Total current assets                          25,186               29,065
                                             -------              -------
Total assets                                 $25,186              $29,065
                                             =======              =======

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 6/30/99          12/31/98

Current liabilities:
      Accounts payable                       $    27,483       $    44,333
      Accrued expenses                            26,327            19,793
      Notes payable                                  --             35,828
      Due to officers                             60,483            76,183
                                             -----------       -----------
Total current liabilities                        114,293           176,137
                                             -----------       -----------
Other liabilities
      Reserve for contingencies                   20,000             --
      Deferred income                             20,000            20,000
      Liabilities being settled for stock         10,713             --
                                             -----------       -----------
Total other liabilities                           50,713            20,000
                                             -----------       -----------
Total liabilities                                165,006           196,137
                                             -----------       -----------
Stockholders' equity:
      Class "A" common shares, no par value;
         authorized - 90,000,000 shares; issued
         and to be issued - 30,166,069 in 1999
         and in 1998                           3,441,308         3,441,308
      Additional paid-in-capital                  52,293            52,293
      Deficit                                 (3,633,420)       (3,660,673)
                                             -----------       -----------
Total stockholders' equity                      (139,819)         (167,072)
                                              ----------       -----------
Total liabilities and stockholders' equity   $    25,187       $    29,065
                                             ===========       ===========

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



                                            Three Months Ended June 30        Six Months Ended June 30



                                                 1999            1998            1999           1998

Equity in earnings of unconsolidated
 affiliate                                 $       --    $    (12,500)                       (25,000)

Selling, general and
    administrative expenses                     7,276           1,363          13,275          5,463

Amortization of excess                             --             465            --              930
                                          ------------    ------------    ------------    ------------
Net loss from continuing operations           (7,276)        (14,328)        (13,275)        (31,393)
                                          ------------    ------------    ------------    ------------

Other income (expenses)
    Cancellation of indebtedness               40,528          40,528            --
    Interest expense                            2,100          (2,350)         (4,600)
    Provision for loss in affiliate             --            85,938            --            85,938
                                         ------------    ------------    ------------    ------------

                                              42,628          88,288          40,528         (90,538)
                                         ------------    ------------    ------------
Net income (loss) for the year                35,352    $   (102,616)   $     27,253    $   (121,931)
                                         ============    ============    ============    ============
Income (loss) per share
(basic and diluted)                         $   .001           (.003)   $       .001           (.004)
                                         ============    ============    ============    ============
Weighted average number of
    common shares outstanding             30,166,069      30,166,069      30,166,069      30,166,069
                                         ============    ============    ============    ============



                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                             1999        1998

Cash flows from operating activities:
    Net income                                           $ 27,253    (121,931)
                                                         --------    --------
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Equity in earnings of unconsolidated subsidiary               25,000
         Depreciation and amortization                                    930
         Provision for loss in affiliate                               85,938

    Change in assets and liabilities:

      Increase (decrease) in:
         Accounts payable                                   (16,850)    1,211
         Accrued expenses                                     6,534     1,400
         Notes payable                                      (35,828)    1,300
         Due to officers                                    (15,700)    5,134
         Reserve for contingencies                           20,000       --
                                                           --------  --------
Total adjustments                                            41,844   120,913
                                                           --------  --------
Net cash used in operating activities                        14,591    (1,018)
                                                           --------  --------

Cash flows from financing activities:

         Liabilities being settled for stock                 10,712

Net increase (decrease) in cash                              (3,879)   (1,018)
Cash - beginning of the year                                  4,065     1,505
                                                           --------    --------
Cash - end of the year                                     $    186       487
                                                           ========    ========

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND THE YEAR ENDED DECEMBER 31,1998
                                   (UNAUDITED)




                                                                           Additional
                                        Common Shares      Common Share $  Paid In Capital  Deficit       Total

Balance at January 1, 1997                 30,166,069          $3,441,308      52,293       (3,484,408)    9,193

Net loss for 1997                              --                   --           --            (68,505)  (68,505)
                                           ----------              ------  ----------         --------    -----

Balance at December 31, 1997               30,166,069           3,441,308      52,293       (3,552,913)  (59,312)

Net loss for 1998                              --                   --           --           (107,760) (107,760)
                                           ----------              ------  ----------         --------    -----
Balance at December 31, 1998               30,166,069          $3,441,308      52,293       (3,660,673) (167,072)

Income 6 mos. June 30, 1999                                                                     27,253    27,253

Balance June 30, 1999                      30,166,069           3,441,308      52,293        3,533,420  (139,819)
                                           ==========              ======  ==========         ========    =====



                          ELECTRO-KINETIC SYSTEMS, INC.
                             June 30, 1999 AND 1998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Income Taxes

No provision for taxes has been established against the income for the period since the Company has tax-carryforward losses of approximately $3.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements appearing elsewhere in this report.


General

Electro-Kinetic Systems, Inc. [EKS or the Company] was formed on April 24, 1972, under the laws of the State of Pennsylvania. Its corporate office is now located in Glen Gardner, New Jersey.

The Company ceased operations in radon testing in March 1995 and failed in its subsequent efforts: environmental insurance (1995), magazine publishing (1996), visual communication technology (1997), marketing of computer decision models (1997 and 1998), and desk-top publishing and printing (1995-1998).

The Company's 50% owned unconsolidated affiliate, Printone Media Inc., ceased operations and filed for bankruptcy in 1998. As a result of the acquisition of Israel Investment Technologies, Inc. and two affiliates, in September 1995, the Company acquired certain preliminary designs for developments of computer models in the fields of medical compliance and electronic book publishing. The Company has been unsuccessful in its efforts to exploit these developments.

Results of Operations

The consolidated financial statements include the accounts of Electro-Kinetic Systems, Inc. and its wholly owned subsidiaries. The Company had no operating income. The transactions with Advance Knowledge, Inc., described in full in the Company's 10-K for the year 1998, has not been finalized.

The Company has included in income: (i) the forgiveness of all interest due to an officer in the amount of $14,700.00 through December 31, 1998 and $1,500.00 through March 31, 1999; (ii) the estimated settlement of indebtedness below recorded liabilities of $25,828.

Liquidity and Capital Resources

Working capital increased from ($147,072) as of December 31, 1998, to ($89,107) as of June 30, 1999 as a result of cancellation of indebtedness. Shareholders' equity increased from ($167,072) to ($139,819) as of the same dates.

The Company's operating losses during the past years have been funded by the sale of its Common Stock, by loans from shareholders, by the disposal of a subsidiary, and by settling of indebtedness below their recorded amounts. For the Company to become a viable entity, it must raise sufficient capital to fund its operations. The Company is making continuing efforts to negotiate the settlement of liabilities. The Company is also seeking merger opportunities, but there is no assurance of success in these endeavors.

PART II.        Other Information

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

NONE

Item 5:  Other Information

NONE

Item 6:  Exhibits and Reports of Form 8-K

NONE

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ELECTRO-KINETIC SYSTEMS, INC.




Dated: July 31, 1999                    By:  /s/
                                              Richard J.L. Herson
                                              Chief Financial Officer