Form 10KSB/A
period 1998-12-31
ELECTRO KINETIC SYSTEMS INC
filed 1999-11-01
CIK 723616

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  FORM 10-KSB/A
                                 Amendment No. 1

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For The Year Ended December 31, 1998

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

         Securities registered pursuant to section 12 (b) of the Act: None

         Securities registered pursuant to section 12 (g) of the Act:

                              Class A Common Stock
                                (Title of class)

         Check whether issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year ................--

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of 12/31/98 was approximately $400,000.

         Number of shares of Class A Common Stock, no par value, outstanding as of December 31, 1998: 30,166,069 (Common Stock issued 20,936,069 and to be issued 9,230,000)

                  Transitional Small Business Disclosure Format
                           Yes                 No X

                                TABLE OF CONTENTS

                                                                           Page

ITEM 1:           Description of Business                                  2-3

ITEM 2:           Description of Property                                    3
ITEM 3:           Legal Proceedings                                          4
ITEM 4:           Submission of Matters to a Vote of Security Holders        4
ITEM 5:           Market of the Registrant's Common Stock and Related
                  Stockholders' Matters                                      4

ITEM 6:           Management's Discussion and Analysis of Results of
                  Operations and Financial Conditions                      4-5

ITEM 7:           Financial Statements and Notes                             6
                                                                      F-1-F-10

ITEM 8:           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                        7

ITEM 9:           Directors, Executive Officers, Promoters and Control
Persons;  Compliance with Section 16 (a) of the Exchange Act               7-9

ITEM 10: Executive Compensation                                              9

ITEM 11: Security Ownership of Certain Beneficial Owners and              9-10
Management

ITEM 12: Certain Relationships and Related Transactions                     10

ITEM 13: Exhibits and Reports on Form 8-K                                   10

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

         On August 26, 1998, pursuant to a Plan of Merger and Reorganization, DMAR acquired the assets of AK in exchange for 2,700,000 shares of its Common Stock, or 90% of its issued and outstanding shares. Concurrent with the closing, DMAR's shareholders voted to change the name to Advanced Knowledge, Inc. The transaction was accounted for as a reverse merger, with AK as the surviving company.

         Pursuant to the reorganization agreement: AK paid $25,000 to the Company for certain proprietary know-how and work products; the Company assumed all liabilities of DMAR relating to its business prior to the closing; following all regulatory approval, the capital stock of AK owned by the Company will be distributed to its shareholders of record of June 1, 1998; and the Company will receive an additional $25,000 for reimbursement of expenses in connection with this transaction. In the absence of regulatory approval, the transaction can be rescinded by AK.

Employees

Currently, the Company has two part-time officers. No salaries were paid in 1998 and 1997.

Research and Development

The Company's research and developments have been the results of the individual efforts of its officers and directors at no expense to the Company. As stated above, the Company has been unable to exploit such efforts and as a result, designs and decision models associated with this effort have been returned to the officers.

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

         Results for the year 1998 also reflect the following fourth quarter adjustments:

                  i) write-off of the remaining balance from the September 1995 acquisition of the Excess of Cost over Net Assets Acquired of $14,781. (1)
                  ii)  write-off  of  Equipment  for  Sale  of  $9,000. (2)
                  iii) deferral  of part of  consideration  received  expense reimbursements merger of subsidiary to the extent of $20,000. (3)

____________________
(1) As a result of the acquisition of Israel Investment Technologies, Inc. and two affiliates, September 1995, the Company acquired certain preliminary designs for developments of computer models in the fields of medical compliance and electronic book publishing. The Company has been unsuccessful in its efforts to exploit these developments.
(2) Age and technological changes have obsolesced the value of the radon-testing equipment for sale.
(3) Since the merger of subsidiary is subject to rescision, recognition of expense reimbursements due has been deferred.

                  iv) income from cancellation of liabilities in the amount of $36,786, net of $5,000 payment of prior expenses.(4)

         Waiver of compensation to officers has enabled selling, general, and administrative expenses to remain under $10,000 per year. These consist of stock transfer, tax, and bookkeeping costs. Interest has been accrued on an outstanding note indebtedness and on officer's loans.

         Impairment of Investments in subsidiaries and Affiliates for the year 1997, reflect equity in losses of unconsolidated subsidiary and amortization of Excess ($1,860).

Liquidity and Capital Resources

The working capital deficit decreased to ($167,072) as of December 31, 1998, from ($186,727) as of December 31, 1997. This decrease is primarily the result of a $25,000 net decrease in the deficit due to the net sale of proprietary know-how, DMAR, with Advanced Knowledge and cancellation of certain indebtedness, offset by an increase in amounts due to officers. Shareholders' deficit increased from ($59,312) to ($167,072) as of the same dates.

The Company's operating losses during the past years have been funded by the sale of its Common Stock, by loans from shareholders, and by the disposal of a subsidiary. For the Company to become a viable entity, it must raise sufficient capital to fund its operations. The Company is making continuing efforts to negotiate the settlement of liabilities aggregating approximately $100,000 for shares of its Common Stock. The Company is also seeking merger opportunities, but there is no assurance of success in these endeavors. Inflation has not been a factor in the Company's results of operations.

YEAR 2000 ISSUE

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on recent assessments and the inactive nature of the Company's operations, the Company does not feel it will be greatly impacted by the Year 2000 issue.

___________
(4) Cancellation of liabilities is based on statute of limitations for indebtedness incurred prior to March 31, 1995. Additional recorded liabilities expiring in 1999, for which no claims have been asserted by creditors, approximate $25,000.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Electro-Kinetic Systems, Inc.

We have audited the balance sheets of Electro-Kinetic Systems, Inc. as of December 31, 1998 and 1997 and the related statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electro-Kinetic Systems, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company's financial position continues to reflect a significant shortage of working capital and negative book value. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                       /s/ WISS & COMPANY, LLP

Livingston, New Jersey
September 27, 1999

                                                                          Pages
             Consolidated Balance Sheets as of December 31, 1998 and 1997
                      Assets                                               F-1
                      Liabilities and Stockholders' Equity                 F-2

             Consolidated Statements of Operations for the Years Ended     F-3
                      December 31, 1998 and 1997

             Consolidated Statements of Cash Flows for the Years Ended     F-4
                      December 31, 1998 and 1997

                  Consolidated Statements of Changes in Stockholders'      F-5
                      Equity for the Years Ended
                      December 31, 1998 and 1997

                  Notes to Consolidated Financial Statements           F-6-F10

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                            1998        1997

Current assets:
      Cash                                               $ 4,065      $ 1,505
      Miscellaneous receivable and other assets           25,000        9,000
                                                          -------       -----
Total current assets                                      29,065       10,505
                                                          -------      ------

Other assets:
      Excess of cost over net assets acquired,
         less accumulated amortization                       -         16,176
      Investment and advances to 50% owned
         affiliate                                           -        110,939
      Organization costs                                     -            300
                                                       --------       -------
Total other assets                                           -        127,415
                                                       --------       -------

Total assets                                           $ 29,065     $ 137,920
                                                       =========    =========

      See accompanying notes to consolidated financial statements.

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                          December 31,
                                                       1998            1997

Current liabilities:
      Accounts payable                               $ 44,333        $ 63,583
      Accrued expenses                                 19,793          21,254
      Notes payable                                    35,828          46,614
      Due to officers                                  76,183          65,781
      Deferred income                                  20,000            -
                                                       -------        -------
Total current liabilities                             196,137         197,232
                                                      ---------       -------

Commitments and contingencies

Stockholders' equity (deficit):
      Class "A" common shares, no par value;
         authorized - 90,000,000 shares; issued
         and to be issued - 30,166,069 in 1998
         and in 1997                                3,441,308       3,441,308
      Additional paid-in-capital                       52,293          52,293
      Accumulated deficit                          (3,660,673)     (3,552,913)
                                                   ------------    -----------
Total stockholders' equity (deficit)                 (167,072)        (59,312)
                                                     ---------        --------

Total liabilities and stockholders' equity (deficit) $ 29,065       $ 137,920
                                                     =========      =========

      See accompanying notes to consolidated financial statements.

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the year ended December 31,
                                                          1998       1997

Selling, general and
    administrative expenses                             $ 7,161      9,845
                                                        --------     -----

Other income (expenses):
    Interest expense                                     (9,200)    (9,700)
    Gain on sale of proprietary know-how                 14,640         -
    Write down of assets                                 (9,300)        -
    Impairment of investments in subsidiaries
       and affiliates                                  (127,115)   (51,860)
                                                       ---------   --------
                                                       (130,975)   (61,560)

Loss before extraordinary income                       (138,136)   (71,405)

Extraordinary income - cancellation of indebtedness      30,376      2,900
                                                         ------      -----

Net loss                                             $ (107,760)   (68,505)
                                                     ===========   ========

Loss per share (basic and diluted)                      $ 0.004      0.002
                                                        ========     =====

Weighted average number of
    common shares outstanding                        30,166,069 30,166,069
                                                     ========== ==========

    See accompanying notes to consolidated financial statements.

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                For the Year Ended
                                                                     December 31,

                                                                1998          1997



Cash flows from operating activities:
    Net loss                                               $ (107,760)    $ (68,505)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Impairment of investments in affiliates              127,115        51,860
         Accrued interest on notes payable                      2,200         2,132
         Accrued interest due officers                          7,000         7,569
         Extraordinary income - cancellation of indebtedness  (36,876)
         Write down of assets                                   9,300           -
    Change in assets and liabilities:
         Miscellaneous receivable                             (25,000)          -
         Accounts payable                                       4,640         3,615
         Accrued expenses                                      (1,461)        3,334
         Deferred income                                       20,000           -
                                                               ------        ------
Total adjustments                                             106,918        68,510

Net cash - operating activities                                  (842)            5

Cash flows from financing activities:
    Proceeds from officers' loans                               3,402         1,500

Net increase in cash                                            2,560           -
Cash - beginning of the year                                    1,505         1,505
                                                             --------       -------
Cash - end of the year                                        $ 4,065       $ 1,505
                                                             ========       =======
Supplemental cash flow information:
    Interest paid                                             $   -         $   -
    Income taxes paid                                         $   -         $   -
                                                                ====           ===


           See accompanying notes to consolidated financial statements.

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED DECEMBER 31,1998 AND 1997




                                       Class A Common Stock         Additional          Accumulated
                                    Shares          Amount        Paid In Capital         Deficit          Total

Balance at January 1, 1997        30,166,069    $ 3,441,308          $ 52,293          $(3,484,408)        $ 9,193

Net loss for 1997                      -               -                  -                (68,505)        (68,505)

Balance at December 31, 1997      30,166,069      3,441,308            52,293           (3,552,913)        (59,312)

Net loss for 1998                      -               -                  -               (107,760)       (107,760)

Balance at December 31, 1998      30,166,069    $ 3,441,308          $ 52,293          $(3,660,673)      $(167,072)
                                 ===========   ============         =========         ============      ===========


                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1997

NOTE A:  THE COMPANY

Electro-Kinetic Systems, Inc. [EKS or the Company] was formed on April 24, 1972, under the laws of the State of Pennsylvania. Its corporate office is now located in Glen Gardner, New Jersey.

The Company ceased operations in radon testing in March 1995 and failed in its subsequent efforts: magazine publishing (1996), visual communication technology
(1997), marketing of computer decision models (1997 and 1998), and desktop publishing and printing (1998).

The Company and its subsidiaries, (collectively the "Company"), which are currently inactive, is searching for merger opportunities with other companies as a base of operations.

NOTE B:  ACCOUNTING POLICIES

1) Principles of Consolidation

The consolidated financial statements at December 31, 1997, include the accounts of the Company and its wholly owned subsidiaries, Israel Imaging Technology, Electronic Textbook Corporation, Medical Compliance Monitoring, Inc. and DMA - Radtech, Inc. ("DMAR").

On August 26, 1998, the Company transferred 2,700,000 shares (representing 90%) of its then 3,000,000 shares in DMAR to Advanced Knowledge, Inc. ("AK"). Advanced Knowledge in turn transferred its assets to DMAR, and concurrent with the transaction, DMAR voted to change its name to Advanced Knowledge, Inc. The effect of this transaction was to give the Company a then 10% ownership interest in Advanced Knowledge, Inc. in exchange for its 100% then ownership in DMAR in a transaction that was accounted for as a reverse merger, with AK as the surviving company. (See NOTE F: Subsequent Events)

All significant inter-company accounts and transactions have been eliminated in consolidation.

2) Business Acquisitions

In 1990 and 1992, the Company acquired 100% ownership interest in DMAR. In September 1995, the Company acquired 100% of Israel Imaging Technology, Inc. and two affiliated companies, Electronic Textbook Corporation and Medical Compliance Monitoring, Inc. The acquisition of Israel Imaging Technology, Inc. gave the Company an effective 50% ownership interest in Printone Media, an Israel Corporation. The Company has reviewed the operations of its subsidiaries and its 50% constructive ownership interest in Printone Media and determined these investments to be impaired. Accordingly, the Company has recorded a charge to operations of $127,115 and $51,860 for the years ended December 31, 1998 and 1997, respectively. These assets are not anticipated to produce future revenues.

3) Revenue Recognition

Given its inactive nature, the Company did not have operating revenues during the years ended December 31, 1998 and 1997.

In connection with the aforementioned transaction between DMAR and AK, the Company sold certain proprietary know-how to AK, which was effective upon the execution of the agreement.

4) Income Taxes

The Parent Company and its subsidiaries have combined tax carry forward losses of approximately $3,300,000, which expire through December 2018. Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of prior net operating loss-carry forwards may be limited due to future changes in stock ownership. As a result of these temporary differences, the Company has recorded a deferred tax asset with an offsetting valuation allowance for the same amount.

5) Loss Per Common Share

The Company calculates earnings per share in accordance with Statement of Financial Standards (SFAS) No. 128, "Earnings Per Share" (EPS), which was issued in February 1997 and is effective for periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of basic and diluted EPS on a retroactive basis. The Company uses the weighted-average number of shares outstanding during each period to compute basic earnings per share. Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised. The Company has included in both its common stock outstanding and in the weighted-average number of shares outstanding, 9,230,000 shares of common stock, which the Company is obligated, but has not formally issued to shareholders.

6) Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. Actual results could differ from these estimates.

7) Extraordinary Item - Cancellation of Indebtedness

The Company has recognized extraordinary income on the write-off of certain outstanding liabilities that prior to December 31, 1994, were recorded as expenses.

8) Financial Instruments

Financial instruments include cash, receivables, accounts payable, accrued expenses, and notes payable. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on information available to management.

9) Stock Compensation

SFAS No. 123, Accounting for Stock Based Compensation, requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative use of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, with pro forma disclosures of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company has determined it will continue to apply APB Opinion No. 25 in accounting for its stock option plans.

10) New Accounting Pronouncements

In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998.

In addition, the Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities in June 1998 for years beginning after June 15, 1999. Subsequently, the Board deferred the effective date of this pronouncement through the issuance of SFAS No. 137.

The Company does not expect that any of the previously mentioned pronouncements will impact its financial statements.

NOTE C:  STOCK OPTION PLAN

The Company adopted a Stock Option Plan [the Option Plan] on May 3, 1993. Under the Option Plan a maximum of 1,000,000 shares of the Company's Common Stock (subject to certain adjustments) are reserved for issuance upon the exercise of options. Options granted under the Option Plan are intended to constitute incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended, or any corresponding provisions of succeeding law (the "Code"). Stock appreciation rights may be granted under the Option Plan to employees (including officers and directors who are employees of the Company or subsidiaries) on the date of grant.

By its terms, the Option Plan is to be administered by a committee [the Committee] appointed by the Board of Directors, which shall consist of either the entire Board of Directors, all of whom must be disinterested persons, or by a committee of two or more directors. Subject to the provisions of the Option Plan, the Committee has the authority to determine the persons to whom options will be granted, the exercise price, the term during which options may be exercised and such other terms and conditions as it deems appropriate.

No options to purchase shares were issued during the years ended December 31, 1998 and 1997. However, as of the date hereof, options to purchase 1,000,000 shares of Common Stock remain outstanding under the Option Plan at $0.015 per share that expire in the year 2001.

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

Under the Option Plan, participants may be granted stock appreciation rights in connection with, or separately from, options. Each stock appreciation right consists of a right to receive, upon exercise, either cash or shares of Common Stock, as determined in the discretion of the Committee, equal to the amount by which the shares of Common Stock on the date the stock appreciation right are exercised. Only the number of shares actually delivered upon the exercise of such stock appreciation rights will be charged against the maximum number of shares, which may be issued under the Option Plan.

NOTE D:  GOING CONCERN

The Company's financial position continues to reflect a significant shortage of working capital and a negative book value. The Company believes that current funds are insufficient to continue to meet its obligations. While the Company continues to pursue alternate courses of action, including searching for potential merger candidates, there can be no assurance that it will be successful. The Company has a history of continuing losses and a significant working capital deficit. There is substantial doubt about the Company's ability to continue as a going concern.

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

A former officer and director of the Company who resigned in December 1995 has now presented certain claims of approximately $30,000 dating back to 1993 and 1994 which previously had not been presented and for which the Company denies all liability.

NOTE F:          SUBSEQUENT EVENTS

During 1999, the transaction with Advanced Knowledge Inc. met regulatory approval and an expense reimbursement receivable of $25,000 was collected. Upon regulatory approval of the agreement, the 300,000 shares of Advanced Knowledge's common stock owned by the Company were distributed to the Company's shareholders, as previously voted by its Board of Directors and pursuant to the agreement with Advanced Knowledge Inc.

In 1999, liabilities of approximately $26,000 were settled for $10,000; interest due to an officer in the amount of $14,200 was forgiven by the officer.

NOTE G:        DUE TO OFFICERS

Amounts due to officers are due on demand and bear interest at the rate of 10% per annum.

NOTE H:        NOTES PAYABLE

Notes payable consists of various notes from 1996 and prior. These notes are payable upon demand with interest ranging up to approximately 10% per annum.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no previously audited reports for the years 1994, 1995, 1996, 1997, and 1998. The Company has retained independent public accountants to report upon the financial statements for the years 1998 and 1997. This document is the amended Form 10-K, which includes the opinion of the outside auditors for these two years.

         In their report for 1993, the Company's former independent public accountants included an explanatory paragraph stating there is substantial doubt about EKS's ability to continue as a going concern. The accountants formally resigned in 1995 because of unpaid fees (reference is made to Forms 8-K filed). The fee was settled in 1998. There was no disagreement on accounting matters and financial disclosure.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT

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

         Julius Cherny, Ph.D., has been president and a director since July 12, 1996. Dr. Cherny is a founder and partner of Mottola, Cherny and Associates, a consulting firm specializing in providing financial, organizational, and systems consulting services. Dr. Cherny holds a Ph.D. in accounting and is currently on the faculty at the NYU Graduate School of Business and was previously at the Hagen School of Business at Iona College. Dr. Cherny has held positions as director, senior vice president, and chief financial officer with firms in the securities industry. Dr. Cherny has published numerous papers and authored several books dealing with finance, accounting, and advanced mathematical theory. In October 1997, Dr. Cherny became president of Bureau of Translation Services, Inc., a wholly owned subsidiary of The Translation Group, Ltd. [TTGL], a Delaware public company. Dr. Cherny was a director of TTGL and resigned in November 1998.

         Richard J. L. Herson has been a director and secretary and treasurer of the Company since July 12, 1996. He was secretary/treasurer and a director of TTGL from its inception in July 1995 until February 1, 1996, when he resigned as secretary and treasurer and was appointed chief accounting officer; he resigned this position in October 1997 and remains a director. Mr. Herson was previously a general partner in the firm of Hertz, Herson and Company, CPAs with offices in New York, Boston, and Charlotte. He is currently secretary of the Bruner Foundation, where he oversees its investment portfolio. He holds a Bachelor's degree from the City College of New York and an M.S. in accounting from Columbia University. He has also authored numerous articles and a book on accounting.

         Daniel Herzka became a director in July 1996. He was the vice president for marketing and product management of Linotype-Hell Company from 1993 through 1998. In this position he was responsible for the introduction of new products and solutions to the graphic-arts market. Daniel Herzka has more than 20 years' experience applying innovative computerized imaging solutions in a broad range of industries including printing and publishing, textile, CAD/CAM, PCB, mapping, medical imaging and scientific visualization. Mr. Herzka came to Linotype-Hell from Ultimate Technologies Inc., the inventors of Impostrip, the professional electronic imposition software, where he served as senior vice president for sales and marketing. Previously he held a senior worldwide business management position with Dupont De Nemours. Prior to Dupont, he was an employee of Scitex for thirteen years in a variety of management positions in sales and marketing involving business activities in the United States, Europe, Japan, and South America. Daniel studied for an MBA at Hebrew University in Jerusalem and for a BSC in Electrical and Industrial Engineering from the Technion in Haifa.

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

Filing Compliance by Officers and Directors

Timely  reports have not been filed by Dr. Julius Cherny (Form 3) and Richard J.
L. Herson (Form 3 and Form 4). These reports are in the process of preparation and will be filed together with this Form 10-KSB.

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

Name                          Position    Common Shares Owned        Percentage
                                          and To Be Issued
Julius Cherny                 President       2,515,000                 8.3
Richard J. L. Herson(5)       Sec./Treas.     2,181,850                 7.2
Gary Dornhoefer               Director          240,000                 0.8
Ralph Lanciano                Director          800,000                 2.7
Daniel Herzka                 Director          630,000                 2.1

All executive officers
and directors as a Group      ---------       6,366,850                21.1

Charles D. Cascio             ---------       2,735,000                 9.0

_____________________
(5) Disclaims control of 2,041,955 common shares owned by corporation in which adult son is shareholder and 140,000 shares owned by adult daughter.

The capitalization of EKS, as of December 31, 1998, was as follows:

Title of Class                Amount Authorized          Currently Outstanding

Common Stock $.001
Par Value Per Share           90,000,000 shares            30,166,069 shares(6)

Preferred Stock $.001
Par Value Per Share           10,000,000 shares            None


Stock Option Plan

Reference is made to Note C, Stock Option Plan, for a description of the terms of the Plan and options granted and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits (7)

1) Agreement and Plan of Merger and Reorganization between DMA-Radtech, Inc. and Advanced Knowledge, Inc.

2) Advanced Knowledge, Inc. Form 10-SB, filed January 6, 1999.


Reports on Form 8-K

None.

____________________
(6) Shares issued 20,936,069; to be issued 9,230,000.

(7) Previously Filed.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                               ELECTRO-KINETIC SYSTEMS, INC.

Dated: October 25, 1999                         By: /s/ Julius Cherny


                                                Julius Cherny, Ph.D., President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities indicated and on the dates indicated.

SIGNATURE                          CAPACITY                 DATED


/s/ Julius Cherny                  President, Director      10/25/99
Julius Cherny



/s/ Richard J. L. Herson           Secretary, Treasurer,    10/25/99
Richard J. L. Herson               Director



---------------------              Director                 ______
Daniel Herzka