Form 10QSB
period 1999-09-30
ELECTRO KINETIC SYSTEMS INC
filed 1999-11-18
CIK 723616

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)
[x] Quarterly Report Pursuant to Section 13 of the Securities Exchange Act of 1934 for the Period of Nine Months Ended September 30, 1999

[ ] Transition Report Pursuant to Section 13 of the Securities Exchange Act of 1934 for the Transition Period from to


Commission file number:  2 - 85175W


                          ELECTRO-KINETIC SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


         New Jersey                                    22-1954716
          (State)                         (I.R.S. Employer Identification No.)


270 Rocky Run Road, Glen Gardner, New Jersey                  08826
--------------------------------------------                  -----
(Address of principal executive offices)                   (Zip code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No _

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, No Par Value. As of September 30, 1999, issued 20,936,069 shares and to be issued 9,230,000 shares.

                                      INDEX


PART I.  FINANCIAL STATEMENTS

Item 1.  Financial Statements
                                                                      Pages
Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
and December 31, 1998
         Assets                                                        F-1
         Liabilities and Stockholders' Equity (Deficiency)             F-2

Consolidated Statements of Operations for the Three Months and Nine Months Ended
September 30, 1999 and 1998 (Unaudited)                                F-3

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 1999 and 1998 (Unaudited)                                F-4

Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 1999 (Unaudited) and the Year
Ended December 31, 1998                                                F-5

Notes to Consolidated Financial Statements  (Unaudited)                F-6


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    F-7

PART II. OTHER INFORMATION

Signatures

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                                     ASSETS

                                         9/30/99             12/31/98
                                       (UNAUDITED)

Current assets:
      Cash                               $ 2,110              $ 4,065
      Miscellaneous receivable and
      other assets                           -                 25,000
                                             --                ------

Total current assets                       2,110               29,065
                                           ------              ------

Total assets                             $ 2,110             $ 29,065
                                         ========             ========

           See accompanying notes to Consolidated Financial Statements

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                  9/30/99             12/31/98
                                                (UNAUDITED)
Current liabilities:

      Accounts payable                            $ 5,483             $ 44,333
      Accrued expenses                             16,227               19,793
      Notes payable                                35,828               35,828
      Due to officers                              52,483               76,183
      Deferred income                                   -               20,000
                                                  -------               ------
Total current liabilities                         110,021              196,137

Liabilities being settled for stock                10,713                    -
                                                  -------              -------
Total liabilities                                 120,734              196,137
                                                 --------              -------
Commitments and Contingencies

Stockholders' equity (deficiency):

      Class "A" common shares, no par value;
         authorized - 90,000,000 shares; issued
         and to be issued - 30,166,069 in 1999
         and in 1998                           3,441,308             3,441,308

      Additional paid-in-capital                  52,293                52,293

      Accumulated deficit                     (3,612,225)           (3,660,673)
                                             -----------           -----------

Total stockholders' equity
(deficiency)                                    (118,624)             (167,072)
                                               ---------             ---------
Total liabilities and stockholders'
equity (deficiency)                              $ 2,110              $ 29,065
                                                ========              ========


           See accompanying notes to Consolidated Financial Statements

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)



                                             Three Months Ended September 30,           Nine Months Ended September 30,
                                                       1999             1998                      1999            1998

 Selling, general and
 administrative expenses                          $ (1,195)         $ 1,363                  $ 10,752         $ 5,463
                                                  ---------        --------                 ---------         -------

 Other income (expenses)
      Expense reimbursements                      20,000                                     20,000
      Interest expense                                 -           (2,350)                        -          (4,600)

      Impairment in investments in subsidiaries
        and affiliates                                 -          (98,903)                        -        (111,868)

 Total other income (expenses)                    20,000         (101,253)                   20,000        (116,468)
                                                  -------         ---------                  -------        ---------
 Income (Loss) before extraordinary income        21,195         (102,616)                    9,248        (121,931)

 Extraordinary income - cancellation of
 indebtedness                                          -                -                    39,200               -

 Net income (loss) for the period               $ 21,195       $ (102,616)                 $ 48,448      $ (121,931)
                                               =========       ===========                =========      ===========
 Income (loss) per share
 (basic and diluted)                              $ .001          $ (.003)                   $ .002         $ (.004)
                                                  ======          ========                   ======         ========
 Weighted average number of
      common shares outstanding               30,166,069       30,166,069                30,166,069      30,166,069
                                             ===========       ===========              ===========       ==========


           See accompanying notes to Consolidated Financial Statements

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                       1999         1998

Cash flows from operating activities:
    Net income (Loss)                              $ 48,448     (121,931)
                                                  ---------      ---------

    Adjustments to reconcile net loss to net
      cash used in operating activities:
         Impairment in investments and affiliates         -      111,868

    Change in assets:
         Accounts receivable decrease                25,000            -

      Increase (decrease) in liabilities:
         Accounts payable                           (28,137)       1,211
         Accrued expenses                            (3,566)       1,400
         Due to officers                            (23,700)       5,134
         Deferred income                            (20,000)         -
                                                    --------     -------
Total adjustments                                   (50,403)     119,613
                                                    --------     -------

Net cash used in operating activities                (1,955)      (2,318)
                                                    --------     -------
Cash flows from financing activities:
         Notes payable                                    -        1,300
                                                    --------     -------

Net increase (decrease) in cash                      (1,955)      (1,018)
Cash - beginning of the year                          4,065        1,505
                                                     ------        -----
Cash - end of the period                            $ 2,110          487
                                                   ========          ===

           See accompanying notes to Consolidated Financial Statements

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED) AND FOR THE YEAR
                            ENDED DECEMBER 31, 1998



                                                                               Additional             Accumulated
                                Common Shares            Common Share $      Paid In Capital             Deficit            Total
                                -------------            --------------   -  ----------------       -    --------           -----

Balance at January 1, 1998        30,166,069               $ 3,441,308                52,293          (3,552,913)         (59,312)


Net loss for 1998                      -                         -                       -              (107,760)        (107,760)
                                ------------                  --------               --------           ---------        ---------

Balance at December 31, 1998      30,166,069                 3,441,308                52,293          (3,660,673)        (167,072)
Net income for period
ended September 30, 1999               -                         -                       -                48,448           48,448
                                ------------                  --------               --------           ---------         --------
Balance at September 30, 1999
(Unaudited)                       30,166,069               $ 3,441,308                52,293          (3,612,225)        (118,624)
                                ============              ============                =======         ===========       =========



           See accompanying notes to Consolidated Financial Statements

                          ELECTRO-KINETIC SYSTEMS, INC.
                           September 30, 1999 AND 1998


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of the operating results for a full year.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with rules and regulations of the Securities and Exchange Commission. The financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB of Electro-Kinetic Systems, Inc. (the "Company") for the year ended December 31, 1998.

Extraordinary Item - Cancellation of Indebtedness

The Company has recognized income on the write-off of certain outstanding liabilities that prior to December 31, 1994, were recorded as expenses.

Contingent Liabilities

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

A former officer and director of the Company who resigned in December 1995 has presented certain claims of approximately $30,000 dating back to 1993 and 1994 which previously had not been presented and for which the Company denies all liability.

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

The Company's 50% owned unconsolidated affiliate, Printone Media Inc., ceased operations in 1998. As a result of the acquisition of Israel Investment Technologies, Inc. and two affiliates, in September 1995, the Company acquired certain preliminary designs for developments of computer models in the fields of medical compliance and electronic book publishing. The Company has been unsuccessful in its efforts to exploit these developments.

Results of Operations

The consolidated financial statements include the accounts of Electro-Kinetic Systems, Inc. and its wholly owned subsidiaries. The Company had no operating income. The transactions with Advance Knowledge, Inc., described in full in the Company's Annual Report on Form 10-KSB for the year 1998, have been finalized: the receivable of $25,000 was collected and 300,000 shares of Advanced Knowledge's common stock were distributed to shareholders of Electro-Kinetic Systems, Inc., as previously voted by its Board of Directors and pursuant to the agreement with Advanced Knowledge Inc. Such shares were considered to be diminimus in value.

The Company has included in income: (i) the forgiveness of all interest due to an officer in the amount of $14,700 through December 31, 1998 and $1,500 through March 31, 1999; and (ii) the settlement of indebtedness below their recorded liabilities in the amount of $23,000.

Liquidity and Capital Resources

Working capital deficit decreased by $39,161 from $147,072 as of December 31, 1998, to $107,911 as of September 30, 1999, as a result of net income and settlement of liabilities for stock, net of deferred income. Shareholders' negative equity decreased from $167,072 to $118,624 as of the same dates.

The Company's operating losses during the past years have been funded by the sale of its Common Stock, by loans from shareholders, by the disposal of a subsidiary, and by settling of indebtedness below their recorded amounts. For the Company to become a viable entity, it must raise sufficient capital to fund its operations. The Company is making continuing efforts to negotiate the settlement of liabilities. The Company is also seeking merger opportunities, but there can be no assurance of success in these endeavors.

PART II. OTHER INFORMATION


Item 1:  Legal Proceedings

NONE

Item 2:  Changes in Securities

NONE

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


                                ELECTRO-KINETIC SYSTEMS, INC.
Dated: October 28, 1999    By:  /s/ Richard J. L. Herson
                                Richard J. L. Herson
                                Secretary, Treasurer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities indicated and on the dates indicated.


         SIGNATURE              CAPACITY                   DATED


/s/Julius Cherny                President, Director        October 25, 1999
Julius Cherny


/s/Richard J. L. Herson         Secretary, Treasurer,      October 28, 1999
Richard J. L. Herson            Director