Form 10KSB40
period 1999-12-31
ELECTRO KINETIC SYSTEMS INC
filed 2000-03-30
CIK 723616

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER: 2-85175W

                         ELECTRO-KINETIC SYSTEMS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 PENNSYLVANIA                                    22-1954716
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

      525 WASHINGTON BLVD.(36TH FLOOR),                            07310
           JERSEY CITY, NEW JERSEY                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                     ISSUER'S TELEPHONE NUMBER 201-216-0100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              CLASS A COMMON STOCK
                                (TITLE OF CLASS)

    Check whether issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year ........................
None

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of 3/24/00 was approximately $2,800,000 (Co. had no operating revenue 1999 and had negative stockholders' equity at 12/31/99).

     Number of shares of Class A Common Stock, no par value, outstanding and to be issued as of December 31, 1999: 31,287,369

                 Transitional Small Business Disclosure Format
                              Yes  [ ]     No  [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                        ----------
ITEM 1:   Description of Business.....................................    2 - 3
ITEM 2:   Description of Property.....................................      3
ITEM 3:   Legal Proceedings...........................................      3
ITEM 4:   Submission of Matters to a Vote of Security Holders.........      3
ITEM 5:   Market of the Registrant's Common Stock and Related
          Stockholders' Matters.......................................      3
ITEM 6:   Management's Discussion and Analysis of Results of
          Operations and Financial Conditions.........................    3 - 4
ITEM 7:   Financial Statements Contents...............................      5
          Financial Statements and Notes..............................  F-1 - F-8
ITEM 8:   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................      6
ITEM 9:   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.........................................................    6 - 7
ITEM 10:  Executive Compensation......................................      7
ITEM 11:  Security Ownership of Certain Beneficial Owners and
          Management..................................................    7 - 8
ITEM 12:  Certain Relationships and Related Transactions..............      8
ITEM 13:  Exhibits and Reports on Form 8-K............................      8

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

     Electro-Kinetic Systems Inc. [EKS or the Company] was formed on April 24, 1972, under the laws of the State of Pennsylvania. The initial public offering was in 1983. In February 1990, the Company successfully concluded a rights offering which provided it with approximately $700,000, net of issue expenses. The proceeds were used primarily to fund new operations, to repay notes, to implement marketing programs, and for working capital. Also in 1990, EKS acquired 72% of the assets of Douglas Martin & Associates, an independent radiation testing and consulting facility (name changed to DMA-Radtech Inc.), and in 1992, the remaining minority interest.

     In December 1992, a significant change in management of EKS occurred as a result of the investment of approximately $425,000 by private investors, principally Charles D. Cascio, members of his family, and other associates.

     The Company operated as a testing laboratory and production facility. In March 1995, the bankruptcy of its principal distributor forced the suspension of all operations. In June 1995, the Company sold its building. After unsuccessful joint venture/merger negotiations, the Company ceased its operations as a testing laboratory and production facility.

     The Company acquired Israel Imaging Technologies, Inc., and its two affiliates, Electronic Textbook Corporation and Medical Compliance Corp., on September 18, 1995, and agreed to issue 4,100,000 shares of Common Stock in exchange for their shares. The acquisition was accounted for as a purchase; operations were accounted for beginning October 1, 1995. The 1995 acquisition of Israel Imaging Technologies, Inc., gave the Company a 50% equity interest in Printone Media, Inc. [PM]. PM was a computer-imaging and preprint company offering graphic arts services in a plant in Jerusalem, Israel. PM was accounted for as equity in earnings of an unconsolidated affiliate. During 1996, the Company acquired companies in the field of publishing and then rescinded such transaction; continued to negotiate in the field of publishing and attempted to exploit its Israeli facility. The Company was unsuccessful and abandoned its efforts in the publishing field. PM ceased operations in 1998.

     On July 12, 1996, Charles D. Cascio resigned as President, Chief Executive Officer and Chairman of the Board, and as a Director. On July 12, 1996, Dr. Julius Cherny, Mr. Daniel Herzka, and Mr. Richard J. L. Herson were selected for the Board of Directors. Carryover members included Gary Dornhoefer and Ralph Lanciano III. Dr. Cherny was elected President and Mr. Herson was elected Secretary and Treasurer.

     In the Fall of 1996, the new officers of the Company made available for use certain systems developed by them which the Company attempted to market. No costs or expenses have been incurred by the Company. Such efforts were unsuccessful. Accordingly, the designs for these decision models have been returned to the officers.

MERGER OF DMA-RADTECH [DMAR] AND ADVANCED KNOWLEDGE, INC. [AK]

     During 1997, the Company continued to search for other business opportunities. In December 1997, the Company entered into negotiations for DMAR, its wholly owned subsidiary to be acquired by AK, a privately held Delaware Corporation. On July 22, 1998, DMAR's Board of Directors declared a stock split of 300:1, resulting in 300,000 shares being issued and outstanding. On August 26, 1998, pursuant to a Plan of Merger and Reorganization, DMAR acquired the assets of AK in exchange for 2,700,000 shares of its Common Stock, or 90% of its issued and outstanding shares. Concurrent with the closing, DMAR's shareholders voted to change the name to Advanced Knowledge, Inc. The transaction was accounted for as a reverse merger, with AK as the surviving company.

     Pursuant to the reorganization agreement: AK paid $25,000 to the Company for certain proprietary know-how and work products; the Company assumed all liabilities of DMAR relating to its business prior to the closing; following all regulatory approval, the capital stock of AK owned by the Company was distributed in 1999 to its shareholders of record of June 1, 1998; and the Company received an additional $25,000 for reimbursement of expenses in connection with this transaction.

OPERATIONS IN 1999

     The Company had no operations in 1999. The Company had extraordinary income from the settlement of indebtedness as well as from the cancellation of indebtedness as a result of the running of the statute of limitations on indebtedness incurred in 1994 and 1995.

EMPLOYEES

     The Company has three part-time officers. No salaries were paid in 1999, 1998, and 1997.

RESEARCH AND DEVELOPMENT

     As a result of the acquisition of Israel Investment Technologies, Inc. and two affiliates, in September 1995 the Company acquired certain preliminary designs for developments of computer models in the fields of medical compliance and electronic book publishing. The Company has been unsuccessful in its efforts to exploit these developments. Other research and development have been the results of the individual efforts of its officers and directors at no expense to the Company. As stated above, in 1996 and 1997 the officers of the Company made available at no cost or expense to the Company certain designs and decision models developed by them. The Company has been unable to exploit such efforts and as a result, designs and decision models associated with this effort have been returned to the officers.

ITEM 2.  DESCRIPTION OF PROPERTY

     During the period 1997 -- 1999, the Company maintained its office at 270 Rocky Run Road, Glen Gardner, New Jersey. Rent was waived through December 31, 1999. There was no lease. In January 2000, the Company moved its principal office to 525 Washington Blvd. (36th floor), Jersey City, New Jersey. Currently, the company pays no rent; there is no lease.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to nor involved in any legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. MARKET OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS'
        MATTERS

     The price of common shares of the Company is reported on the NASDAQ OTC Bulletin Board. The price during the year 1999 has remained in the range of 1.0c bid and 1.5c asked.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

     The following should be read in conjunction with the financial statements appearing elsewhere in this report.

RESULTS OF OPERATIONS

  1999

     There were no operations. The Company recognized gain from consideration received and deferred, the AK transaction as described above to the extent of $19,850; and extraordinary income from settlement and cancellation of indebtedness of approximately $126,000. This consisted of forgiveness of interest by an officer of approximately $15,000; settlements of indebtedness below carrying values of $64,000; and the cancellation of recorded liabilities based on statute of limitations in the amount of $47,000.

     Selling, general, and administrative expenses approximated $12,000 for the year. These consist of the costs of stock transfer, taxes, bookkeeping, legal and accounting.

  1998

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

          ii) write-off of Equipment for Sale of $9,000.

          iii) deferral of part of consideration received on the AK transaction to the extent of $20,000.

          iv) income from cancellation of liabilities in the amount of $36,786, net of $5,000 payment of prior expenses. (Cancellation of liabilities is based on statute of limitations for indebtedness incurred prior to March 31, 1995.)

LIQUIDITY AND CAPITAL RESOURCES

  1999

     The working capital deficit decreased to ($19,565) as of December 31, 1999, from ($167,072) as of December 31, 1998. This decrease was primarily the result of settlement and cancellation of indebtedness. Stockholders' deficit decreased from ($167,072) to ($19,565) as of the same dates.

  1998

     The working capital deficit decreased to ($167,072) as of December 31, 1998, from ($186,727) as of December 31, 1997. This decrease was primarily the result of a $25,000 gain on the reverse merger of the Company's subsidiary, DMAR, with Advanced Knowledge and cancellation of certain indebtedness, offset by an increase in amounts due to officers. Shareholders' deficit increased from ($59,312) to ($167,072) as of the same dates.

     The Company's operating losses during the past years have been funded by the sale of its Common Stock, by loans from shareholders, and by the disposal of a subsidiary. For the Company to become a viable entity, it must raise sufficient capital to fund its operations. New officers were elected in January 2000. The Company is seeking to acquire a revenue-generating business or conclude a business combination with potential candidates; there is no assurance of success in these endeavors.

OTHER

     The Company was not impacted by the Year 2000 issue.

     Inflation has not been a factor in the Company's results of operations.

ITEM 7.  FINANCIAL STATEMENTS

                                                                PAGES
                                                                -----
Accountants' Report.........................................     F-a
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................     F-1
Consolidated Statements of Operations for the Years Ended
  December 31, 1999 and 1998................................     F-2
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999 and 1998................................     F-3
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 1999 and 1998............     F-4
Notes to Consolidated Financial Statements..................  F-5 - F-8

                           [WISS & COMPANY, LLP LOGO]

To the Board of Dirctors and Stockholders of Electro-Kinetic Systems, Inc.

We have audited the consolidated balance sheets of Electro-Kinetic Systems, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Electro-Kinetic Systems, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of its operations and its cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note E to the financial statements, the Company's financial position continues to reflect a significant shortage of working capital and negative book value. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          WISS & COMPANY, LLP

Livingston, New Jersey
March 14, 2000

                                   [L O G O]

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash......................................................  $       611    $     4,065
  Receivable................................................        2,000         25,000
                                                              -----------    -----------
Total current assets........................................        2,611         29,065
                                                              -----------    -----------
Total assets................................................  $     2,611    $    29,065
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable & accrued expenses.......................  $    22,176    $    64,126
  Notes payable.............................................           --         35,828
  Due to officers...........................................           --         76,183
  Deferred income...........................................           --         20,000
                                                              -----------    -----------
Total current liabilities...................................       22,176        196,137
                                                              -----------    -----------
Stockholders'equity
  Preferred shares, no par value authorized 10,000,000                 --             --
     shares; no shares issued...............................
Class "A" common shares, no par value                           3,452,521      3,441,308
  authorized -- 90,000,000 shares; issued 31,287,369 in 1999 and 30,166,069 in 1998....................................
  Additional paid-in-capital................................       52,293         52,293
  Accumulated deficit.......................................   (3,524,379)    (3,660,673)
                                                              -----------    -----------
Total stockholders' equity (deficit)........................      (19,565)      (167,072)
                                                              -----------    -----------
Total liabilities and stockholders' equity..................  $     2,611    $    29,065
                                                              ===========    ===========

          See accompanying Notes to Consolidated Financial Statements

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Selling, general and administrative expenses................  $   11,869    $    7,161
                                                              ----------    ----------
Other income (expenses)
  Miscellaneous.............................................       2,000            --
  Interest expense..........................................          --        (9,200)
  Gain on sale of subsidiary................................      19,850        14,640
  Write down of assets......................................          --        (9,300)
  Impairment of investments in subsidiaries & affiliates....          --      (127,115)
                                                              ----------    ----------
     Total..................................................  $   21,850    $  130,975
Profit (loss) before extraordinary income...................       9,981      (138,136)
Extraordinary income:
  cancellation & settlement of debt.........................     126,313        30,376
                                                              ----------    ----------
Net profit (loss) for the year..............................  $  136,294    $ (107,760)
                                                              ==========    ==========
Earnings per share
  Operations................................................          --        (0.005)
  Extraordinary.............................................       0.004         0.001
                                                              ----------    ----------
Income (loss) per share (basic and diluted).................  $    0.004    $   (0.004)
                                                              ==========    ==========
Weighted average number of common shares outstanding........  30,676,719    30,166,069
                                                              ==========    ==========

          See accompanying Notes to Consolidated Financial Statements

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
Cash flows from operating activities:
  Net profit (loss).........................................  $ 136,294    $(107,760)
                                                              ---------    ---------
  Adjustments to reconcile net profit (loss) to net cash
     used in operations:
     Extraordinary (non-cash) income........................   (126,313)     (36,876)
     Deferred income........................................    (20,000)      20,000
     Accounts receivable....................................     23,000      (25,000)
     Cash used to reduce indebtedness
       Accounts payable & accrued expenses..................    (10,935)       3,179
       Officer's loan.......................................     (8,000)          --
     Impairment of assets...................................         --      136,415
     Accrual of interest....................................         --        9,200
                                                              ---------    ---------
Total adjustments...........................................   (142,248)     106,918
                                                              ---------    ---------
Net cash from activities....................................     (5,954)        (842)
Cash flows from financing: officer's loan...................      2,500        3,402
Net (decrease) increase in cash.............................     (3,454)       2,560
Cash -- beginning of the year...............................      4,065        1,505
                                                              ---------    ---------
Cash -- end of the year.....................................  $     611    $   4,065
                                                              =========    =========
Supplemental cash flow information: there was no cash paid
  for interest or income taxes. Stock was issued in payment
  of creditors in the amount of $8,713 and in payment of
  officer's loan in the amount of $2,500.

          See accompanying Notes to Consolidated Financial Statements

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                 CLASS A COMMON STOCK
                                -----------------------     ADDITIONAL      ACCUMULATED
                                  SHARES       AMOUNT     PAID IN CAPITAL     DEFICIT       TOTAL
                                ----------   ----------   ---------------   -----------   ---------
BALANCE AT JANUARY 1, 1998....  30,166,069   $3,441,308       $52,293       $(3,552,913)  $ (59,312)
                                ----------   ----------       -------       -----------   ---------
Net loss for 1998.............          --           --            --          (107,760)   (107,760)
                                ----------   ----------       -------       -----------   ---------
BALANCE AT DECEMBER 31,
  1998........................  30,166,069    3,441,308        52,293        (3,660,673)   (167,072)
Debt settled for stock........   1,121,300       11,213                                      11,213
Net profit for 1999...........          --           --            --           136,294     136,294
                                ----------   ----------       -------       -----------   ---------
BALANCE AT DECEMBER 31,
  1999........................  31,287,369   $3,452,527       $52,293       $(3,524,379)  $ (19,565)
                                ==========   ==========       =======       ===========   =========

          See accompanying Notes to Consolidated Financial Statements

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1999 AND DECEMBER 31, 1998

NOTE A: THE COMPANY

     Electro-Kinetic Systems, Inc. was formed on April 24, 1972, under the laws of the State of Pennsylvania. Its corporate office currently is located in Jersey City, New Jersey.

     The Company ceased operations as a laboratory and production facility in March 1995 and failed in its subsequent efforts to exploit its various business opportunities: magazine and electronic textbook publishing (1996), visual communication technology (1997), marketing of computer decision models (1997 and 1998), and desktop publishing and printing (1998).

     The Company and its subsidiaries (collectively the "Company"), which are currently inactive, are searching for merger opportunities with other companies as a base of operations.

NOTE B: ACCOUNTING POLICIES

  1) Principles of Consolidation

     The consolidated financial statements at December 31, 1999 include the accounts of the Company and its wholly owned subsidiaries, Israel Imaging Technologies, Inc., Electronic Textbook Corporation, and Medical Compliance Monitoring, Inc.

     All significant inter-company accounts and transactions have been eliminated in consolidation.

  2) Business Acquisitions

     In 1990 and 1992, the Company acquired 100% ownership interest in DMA-Radtech, Inc. (DMAR). In September 1995, the Company acquired 100% of Israel Imaging Technology, Inc. and two affiliated companies, Electronic Textbook Corporation and Medical Compliance Monitoring, Inc. and agreed to issue 4,100,000 shares of Common Stock in exchange for their shares. The acquisition was accounted for as a purchase. The difference between the fair market value of the stock issued over the book value of assets acquired had been allocated to Investment in a 50% Owned Affiliate in the amount of $84,503 and the balance to Excess of Costs over Net Assets Acquired, in the amount of $18,656.

     The 1995 acquisition of Israel Imaging Technologies, Inc., gave the Company a 50% interest in Printone Media, Inc. [PM]. PM was a computer-imaging and preprint company offering graphic arts services in a plant in Jerusalem, Israel. During 1996, the Company acquired companies in the field of publishing and then rescinded such transaction; continued to negotiate for the acquisition of assets and joint ventures in the field of publishing and attempted to exploit its Israeli facility. The Company was unsuccessful and abandoned its efforts in the publishing field. During the years 1995 and 1996, the Company issued approximately two million shares of Common Stock to reduce its indebtedness and to fund its operations.

     The acquisition of Israel Imaging Technology, Inc. gave the Company an effective 50% ownership interest in Printone Media, an Israeli Corporation. Operations were accounted for as equity in an unconsolidated affiliate. In 1998 the Company has reviewed the operations of its subsidiaries and its 50% ownership interest in Printone Media and determined that this investment was impaired. Accordingly, the Company has recorded a charge to operations of $127,115 for the year ended December 31, 1998, since it was anticipated that it would not produce future revenues. PM ceased operations in 1999.

     On August 26, 1998, the Company transferred 2,700,000 shares (representing 90%) of its then 3,000,000 shares in DMAR to Advanced Knowledge, Inc. ("AK"). Advanced Knowledge in turn transferred its assets to DMAR, and concurrent with the transaction, DMAR voted to change its name to Advanced Knowledge, Inc. The effect of this transaction was to give the Company a then 10% ownership interest in Advanced Knowledge, Inc. in exchange for its 100% then ownership in DMAR in a transaction that was accounted for as

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES a reverse merger, with AK as the surviving company. The 300,000 AK common shares were distributed in 1999 to EKS shareholders of record as at June 1998 pursuant to the agreement with AK.

  3) Revenue Recognition

     The Company did not have operating revenues during the years ended December 31, 1999 and 1998.

     In 1999 the Company recognized extraordinary income on the settlement and write-off of certain outstanding liabilities that were recorded as liabilities prior to July 1, 1995, and for 1998, prior to December 31, 1994.

  4) Income Taxes

     The Parent Company and its subsidiaries have combined tax carry forward losses of approximately $2,500,000, which expire through December 2018. Under
Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of prior net operating loss-carry forwards may be limited in the event of future changes in stock ownership. As a result of uncertainty of realization of the benefits of the tax carryforward loss, the Company has recorded a deferred tax asset with an offsetting valuation allowance for the same amount.

  5) Distributions to Shareholders

     In 1999, as noted above, the Company distributed 300,000 common shares of AK to its shareholders of record as of June 1998. Such shares had a zero cost basis to the Company, and there was no market in 1998 for such shares when the agreement with AK to distribute such shares was made.

  6) Income Per Common Share

     The Company calculates earnings per share in accordance with Statement of Financial Standards (SFAS) No. 128, "Earnings Per Share" (EPS), which was issued in February 1997 and is effective for periods ending after December 15, 1997. SFAS No. 128 requires dual presentation of basic and diluted EPS on a retroactive basis. The Company uses the weighted-average number of shares outstanding during each period to compute basic earnings per share. Diluted earnings per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding. There was no dilutive effect.

  7) Use of Estimates

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

  9) Stock Compensation

     SFAS No. 123, Accounting for Stock Based Compensation, requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative use of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES

Employees, with pro forma disclosures of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company has determined it will continue to apply APB Opinion No. 25 in accounting for its stock option plan.

  10) New Accounting Pronouncements

     Recent Accounting Pronouncements (SOP98-1 and SFAS no. 133) will not impact the Company's financial statements.

NOTE C: SUBSEQUENT EVENTS

     All directors with the exception of Richard J.L. Herson resigned during the year 1999. In February 2000, new directors were appointed and new officers were elected at the subsequent meeting of the new board. The board consists of Raymond Burke, Robert Geber, and Richard J. L. Herson. The new management team includes Mr. Burke as President and CEO, Mr. Geber and Mr. Herson as Vice Presidents. In line with the new management team's goal to create value for the shareholders, which includes raising capital, acquiring a revenue-generating business or arranging a business combination, new loans in the amount of $20,000 were pledged and subsequently received. The loans are evidenced by two-year convertible notes, interest at 6% per annum, convertible to shares of common stock at a price of half a cent per share.

     At the same meeting 2,500,000 stock options were granted to Raymond Burke at a price of one cent per share for an option period of five years.

NOTE D: STOCK OPTION PLAN

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

     No options to purchase shares were issued during the years ended December 31, 1999 and 1998. In 1996, a fully vested five-year option to purchase 1,000,000 shares of Common Stock at $0.01 per share was issued; this option expires in 2001. Also, see Subsequent Events (above) in which 2,500,000 shares were granted at $0.01 a share to the new president.

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

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES

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

NOTE E: GOING CONCERN

     During the last seven years, the Company's financial position has reflected a significant shortage of working capital and declines in book value. While the Company has temporarily arranged for the financing of its immediate obligations, additional funds will be required in order to implement its goals. If the Company is unsuccessful in its current courses of action and/or the raising of additional capital, there is substantial doubt about the Company's ability to continue as a going concern.

NOTE F: COMMITMENTS AND CONTINGENCIES

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

NOTE G: EXTRAORDINARY INCOME

     In 1999 the Company recognized extraordinary income on the settlement and write-off of certain outstanding liabilities that were recorded as liabilities prior to July 1, 1995.

Due to officer 12/31/98.................................  $76,183
                                                          -------
less forgiveness of interest............................  $14,700    $ 14,700
cash settlement.........................................    8,000    $ 53,483
                                                          -------
cash settlement with creditor below
  carrying value........................................             $ 11,075
statute of limitations
  notes payable.........................................             $ 35,828
  accounts payable......................................             $ 11,227
                                                                     --------
TOTAL...................................................             $126,313
                                                                     --------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Wiss and Company has rendered its report for the years 1997 and 1998, and their report for the year 1999 is included in this Form 10-KSB. There are no disagreements with auditors on accounting matters and financial disclosure.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT

     Prior directors except Herson resigned in 1999. At a meeting in February 2000, two new directors were invited to the Board. Set forth below is certain information regarding the current executive officers and directors of the
Company:

NAME                                   AGE                    POSITION                       SINCE
----                                   ---                    --------                       -----
Raymond L. Burke.....................  57    President, Treasurer, and Chief Executive    January 2000
                                             Officer; Director
Robert Geber.........................  63    Vice President and Secretary; Director       January 2000
Richard J. L. Herson.................  81    Vice President and Assistant Secretary;              1996
                                             Director

     Mr. Raymond L. Burke is currently President, CEO, and Director of Allison Investment Corp. of Jersey City, New Jersey, a Merchant Bank. Mr. Burke has spent much of his professional career in acquiring and rehabilitating companies in a variety of industries. Mr. Burke was President of American Graphic Industries, Inc. (AGI). In 1997, AGI filed for Chapter XI protection. After reorganization, AGI merged with a fully integrated successful chocolate company. Mr. Burke became associated with Horowitz/Rae Book Manufacturing in 1993. Mr. Burke was Chairman and CEO of this multi-million-dollar book manufacturer. The company filed a Chapter XI petition shortly after acquisition, was refinanced, rehabilitated, and emerged from bankruptcy approximately one year later. Mr. Burke also served as President and Director of North American Energy of Delaware. This company was a dormant public entity which also filed a Chapter XI petition. North American emerged from bankruptcy in less than nine months and merged with a multi-million-dollar electronics firm. Mr. Burke has held his current positions in Allison Investment since 1998.

     Mr. Robert Geber is presently the Chief Operating Officer and a Director of Environmental Asset Management, Inc., a New Jersey-based environmental holding company, and its subsidiaries. Prior to this he was retained by the Savino Group, a Waste Management Company, as Assistant Chief Operating Officer. Mr. Geber started his career at Alexanders, Inc., a 500-million-dollar company, where he rose to the position of Senior Operating Officer. After leaving Alexanders in 1990, Mr. Geber became Chief Operating Officer and a Director of Temco Corp., a public company in the commercial maintenance business. In 1993, Mr. Geber became a Director and Executive Officer in a multi-million-dollar book-binding and printing company. Currently, Mr. Geber is an officer and a Director of Environmental Asset Management, a position he assumed in 1998.

     Richard J. L. Herson was a Director and Secretary and Treasurer of the Company since July 12, 1996 and is now Vice President and Assistant Secretary. He was Secretary/Treasurer and a Director of The Translation Group, Limited, from its inception in July 1995 until February 1, 1996, when he resigned as Secretary and Treasurer and was appointed Chief Accounting Officer; he resigned this position in October 1997 and remains a Director. Mr. Herson was previously a general partner in the firm of Hertz, Herson and Company, CPAs with offices in New York, Boston, and Charlotte. He is currently Secretary of the Bruner Foundation, where he oversees its investment portfolio. He holds a Bachelor's degree from the City College of New York and an M.S. in accounting from Columbia University. He has also authored numerous articles and a book on accounting.

     Charles D. Cascio was a Director and CEO of the Company from 1993 until July 1996; he owns approximately 9% of its common shares; he is currently an officer and a Director of The Translation Group Limited, a public company listed on the Bulletin Board. Dr. Julius Cherny was President and Director from 1996 to 1999 and owns approximately 8% of the common shares.

BOARD OF DIRECTORS

     Each director holds office until the next annual meeting of stockholders, and until his successor is elected and qualified. At present, the Company's bylaws require no fewer than one director. Currently, there are three directors of the Company. The bylaws permit the Board of Directors to fill any vacancy and the new director may serve until the next annual meeting of stockholders and until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are at the discretion of the Board. There are no family relations among any officers or directors of the Company. The officers of the Company devote part-time to the business of the Company. The Company has established separate Audit and Compensation Committees. The Audit Committee consists of Mr. Herson and Mr. Geber. The Audit Committee will make recommendations to the Board of Directors regarding the selection of independent auditors, review the results and scope of the audit and of the services provided by the Company's independent auditors, and review and evaluate the Company's internal control functions. The Compensation and Options Committee consists of Mr. Burke and Mr. Geber. The Compensation and Options Committee will make recommendations to the Board of Directors concerning compensation for executive officers and consultants of the Company and will make recommendations for stock options under the Company's incentive stock option.

ITEM 10.  EXECUTIVE COMPENSATION

     The Company has three part-time executive officers. There was no compensation paid to officers in 1999 and 1998. The directors of the Company are not compensated for their services in that capacity.

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

                                                                        COMMON SHARES
                                                                          OWNED AND
NAME(1)                                            POSITION             TO BE ISSUED     PERCENTAGE
-------                                            --------             -------------    ----------
Ray Burke(2)............................  Pres., Treas., CEO, & Dir.      2,500,000          7.4
Robert Geber............................  V.P., Sec., & Dir.              no shares
Richard J. L. Herson(3).................  V.P., Ass't Sec., & Dir.        2,431,850          7.4
Jonathan Herson(4)......................  --                              2,041,955          6.2
Charles D. Cascio(5)....................  --                              3,735,000         11.6
Julius Cherny...........................  --                              2,515,000          8.0
All executive officers and directors....                                  4,931,850         14.6

---------------
(1) Use address of Company.

(2) Denotes shares which Mr. Burke has the right to acquire upon exercise of stock options which are exercisable within sixty days.

(3) In addition, there are 140,000 shares owned by adult daughter.

(4) Adult son of Richard J. L. Herson, owns these shares through a wholly owned corporation.

(5) Includes 1,000,000 shares of common stock exercisable at $0.01 per share under a five-year option to purchase said common stock. The option expires in 2001.

     Section 16(a). Beneficial Ownership Compliance Reporting:

          Richard J. L. Herson, an officer and director, failed to file Forms 3 and 4 on a timely basis for shares purchased and for shares that the corporation was obligated to issue in prior years. Julius Cherny, former president and former director, failed to file Form 3 on a timely basis for shares the corporation was obligated to issue in prior years. These reports have been filed with the Commission in March 2000, prior to the filing of this Form 10K for the year 1999.

     The capitalization of EKS, as of December 31, 1999, was as follows:

TITLE OF CLASS                            AMOUNT AUTHORIZED         ISSUED
--------------                            -----------------         ------
Common Stock No Par Value Per Share.....  90,000,000 shares    31,287,369 shares
Preferred Stock No Par Value Per          10,000,000 shares    None
  Share.................................

     Reference is made to Note C, Stock Option Plan, for a description of the terms of the Plan and options granted and outstanding.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     None.

REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                          ELECTRO-KINETIC SYSTEMS, INC.

Dated:
-------------------------------
                       ---------------------------------------------------------
                                          Raymond L. Burke, President

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Registrant and in the capacities indicated and on the dates indicated.

SIGNATURE                                                        CAPACITY                   DATED
---------                                                        --------                   -----
                                                     President, Treasurer, & CEO;       --------------
---------------------------------------------------    Director
Raymond L. Burke

                                                     Vice President & Secretary;        --------------
---------------------------------------------------    Director
Robert Geber

                                                     Vice President & Assistant         --------------
---------------------------------------------------    Secretary; Director
Richard J. L. Herson