Form 10QSB
period 2000-03-31
ELECTRO KINETIC SYSTEMS INC
filed 2000-05-12
CIK 723616

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000...................................

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the transition period from........................to........................

Commission File Number 2 - 85175W...............................................

                         ELECTRO-KINETIC SYSTEMS, INC.
             ......................................................
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                     22-1954716
 ...............................                      ...................
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                        525 WASHINGTON BLVD., 36TH FLOOR
                         JERSEY CITY, NEW JERSEY 07310
                    ........................................
                    (Address of Principal executive offices)
                                   (Zip Code)

                                 (201) 216-0100
              ...................................................
              (Registrant's telephone number, including area code)


              ...................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes..............         No .........X......

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS :

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes..............         No ...............

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

       The number of shares of registrant's Common Stock outstanding as of May 8, 2000, is 31,362,369 shares.

                                     INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets as of March 31 2000 (Unaudited)
  and December 31, 1999                                                      F-1

Consolidated Statements of Operations for the Three Months Ended
  March 31, 2000 and 1999 (Unaudited)                                        F-2

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
  for the Three Months Ended March 31, 2000 and Year Ended December 31,
  1999                                                                       F-3

Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 2000 and 1999 (Unaudited)                                        F-4

Notes to Consolidated Financial Statements                                   F-5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION

SIGNATURES

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                               March 31,       December 31,
                               ASSETS                                            2000              1999
                                                                              ------------     ------------
                                                                              (Unaudited)

CURRENT ASSETS:
  Cash                                                                        $     14,859     $        611
  Receivable                                                                           -              2,000
                                                                              ------------     ------------
                                                                              $     14,859     $      2,611
                                                                              ============     ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable                                                            $     11,345     $     22,176
  Due to officers                                                                      350              -
                                                                              ------------     ------------
      Total Current Liabilities                                                     11,695           22,176
                                                                              ------------     ------------

NOTES PAYABLE                                                                       27,500              -
                                                                              ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Class A common shares, no par value authorized - 90,000,000 shares;
    issued 31,362,369 in 2000 and 31,287,369 in 1999                             3,464,452        3,452,521
  Additional paid-in capital                                                        97,043           52,293
  Accumulated deficit                                                           (3,585,831)      (3,524,379)
                                                                              ------------     ------------
      Total Stockholders' Equity (Deficiency)                                      (24,336)         (19,565)
                                                                              ------------     ------------
                                                                              $     14,859     $      2,611
                                                                              ============     ============

          See accompanying notes to consolidated financial statements.

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                           Three Months Ended
                                                                               March 31,
                                                                      ----------------------------
                                                                          2000            1999
                                                                      ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          $     16,507    $      5,999
                                                                      ------------    ------------

NET LOSS BEFORE INTEREST EXPENSE                                           (16,507)         (5,999)

INTEREST EXPENSE                                                            44,945           2,100
                                                                      ------------    ------------

NET LOSS                                                              $    (61,452)   $     (8,099)
                                                                      ============    ============

LOSS PER SHARE - PRIMARY AND DILUTIVE                                       (.0020)         (.0003)
                                                                      ============    ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                             31,324,169      30,166,069
                                                                      ============    ============


          See accompanying notes to consolidated financial statements.

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)


                                             Class A Common Stock
                                          --------------------------      Additional        Accumulated
                                            Shares          Amount      Paid-in Capital       Deficit         Total
                                          ----------      ----------   -----------------   --------------   -----------

Year ended December 31, 1999:

  Balance, beginning of year              30,166,069      $3,441,308      $    52,293       $(3,660,673)    $  (167,072)

  Debt settled for stock                   1,121,300          11,213              -                 -            11,213

  Net income                                     -               -                -             136,294         136,294
                                          ----------      ----------      -----------       -----------     -----------

Balance, end of year                      31,287,369       3,452,521           52,293        (3,524,379)        (19,565)


Three months ended March 31, 2000:

  Imputed interest on notes payable              -               -             44,750               -            44,750

  Debt settled for stock                      75,000          11,931              -                 -            11,931

  Net loss                                       -               -                -             (61,452)        (61,452)
                                          ----------      ----------      -----------       -----------     -----------

Balance, end of period                    31,362,369      $3,464,452      $    97,043       $(3,585,831)    $   (24,336)
                                          ==========      ==========      ===========       ===========     ===========


          See accompanying notes to consolidated financial statements.

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                                  Three Months Ended
                                                                                      March 31,
                                                                         -----------------------------------
                                                                             2000                   1999
                                                                         ------------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $   (61,452)           $    (8,099)
                                                                         -----------            -----------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Imputed interest on notes payable                                       44,750                    -
      Stock issued for legal fees                                              5,000                    -
      Change in assets and liabilities:
        Accounts receivable                                                    2,000                    -
        Accounts payable and accrued expenses                                 (3,900)                  (703)
        Officer's loans payable                                                  350                    600
                                                                         -----------            -----------
            Net cash used in operating activities                            (13,252)                (8,202)
                                                                         -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                                                 27,500                  3,000
  Accrued interest                                                               -                    1,500
                                                                         -----------            -----------
            Net cash flows from financing activities                          27,500                  4,500
                                                                         -----------            -----------


NET INCREASE (DECREASE) IN CASH                                               14,248                 (3,702)

CASH, BEGINNING OF PERIOD                                                        611                  4,065
                                                                         -----------            -----------
CASH, END OF PERIOD                                                      $    14,859            $       363
                                                                         ===========            ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Income taxes paid                                                      $       -              $       -
                                                                         ===========            ===========
  Interest paid                                                          $       195            $     2,100
                                                                         ===========            ===========
  Stock was issued in payment of legal fees                              $    11,931            $       -
                                                                         ===========            ===========


          See accompanying notes to consolidated financial statements.

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1-  BASIS OF PRESENTATION:

       The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB, which became effective on March 31, 2000 and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

       Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year.

       GOING CONCERN - The Company has a history of continuing operating losses and failure in its ability to exploit various opportunities it has pursued. While its financial position has improved marginally as a result of its recent financing of $27,500 in the form of two-year convertible notes, the Company has a negative net worth and no operations to provide capital. The Company continues to pursue merger and reverse merger offers, but there is no assurance of success in these goals. The auditors, in their annual report for the year ended December 31, 1999, expressed doubt about the Company's ability to continue as a going concern.

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion should be read in conjunction with the selected financial data and the financial statements appearing elsewhere in this report.

GENERAL

Electro-Kinetic Systems, Inc. [EKS or the Company] was formed on April 24, 1972, under the laws of the State of Pennsylvania. Its corporate office is now located in Jersey City, New Jersey. The consolidated financial statements include the accounts of Electro-Kinetic Systems, Inc. and its wholly-owned subsidiaries.

RESULTS OF OPERATIONS

The Company ceased its laboratory operations in March 1995 and failed in its subsequent efforts for profit education (1996), magazine publishing (1996), visual communication technology (1997), marketing of computer decision models (1997 and 1998), and desk-top publishing and printing (1995-98).

The Company had no operations in 1999 and 2000. The Company's 50% owned unconsolidated affiliate, Printone Media Inc., ceased operations in 1998. As a result of the acquisition of Israel Investment Technologies, Inc. and two affiliates, in September 1995, the Company acquired certain preliminary designs for developments of computer models in the fields of medical compliance and electronic book publishing. The Company has been unsuccessful in its efforts to exploit these developments.

The Company's loss for the first quarter increased from $8,099 in 1999 to $61,452 in 2000, primarily as a result of increases in interest expense of approximately $45,000. The Company borrowed $27,500 during the first quarter of 2000 under two year, 6% notes, convertible into 5,500,000 common shares. The accounting requirement is to value the conversion factor as interest computed by the difference between the average bid and ask price of the common stock (.0135) and the conversion price (.005) times the number of shares (5,500,000) to which the loan can be converted. This calculation has no effect on stockholders' equity (deficiency) since the expense charged to earnings is offset by a corresponding increase in paid-in capital.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from ($19,565) as of December 31, 1999 to ($3,164) as of March 31 2000. New directors and officers were elected (with the exception of one carryover member) in January 2000, who negotiated loans in the amount of $27,500, due in two years with an interest rate of 6%, convertible into common shares of the Company as detailed above.

Shareholders' equity declined from ($19,565) to ($24,336), as a result of an operating loss of $(61,452) offset by $44,750 of imputed value of the conversion feature and by the issuance of 75,000 shares of stock in partial payment of indebtedness valued at $11,931. (The debt for which stock was issued and settled.)

The Company's operating losses during the past years have been funded by the sale of its common stock, by loans from shareholders, and by the disposal of a subsidiary. For the Company to become a viable entity, it must continue to raise sufficient capital to fund its plans. The Company is seeking merger opportunities, but there can be no assurance of success in these endeavors.

                 ELECTRO-KINETIC SYSTEMS, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

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



Date: 5/8/00                                      ELECTRO-KINETIC SYSTEMS, INC.
     ----------------------                       By:

                                                  By: /s/ RAYMOND L. BURKE
                                                  ------------------------------
                                                  Raymond L. Burke, President



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Registrant and the capacities indicated and on the dates indicated.

         SIGNATURE                         CAPACITY                    DATED


/s/ RAYMOND L. BURKE                                                    5/8/00
---------------------------                                         ------------
Raymond L. Burke              President, Treasurer & CEO;
                                Director

/s/ RICHARD J. L. HERSON                                                5/8/00
---------------------------                                         ------------
Richard J. L. Herson          Vice-president & Assistant
                                Secretary; Director
                                (Chief Accounting Officer)