Form 10QSB
period 2000-06-30
STERLING MEDIA CAPITAL GROUP INC
filed 2000-08-16
CIK 723616

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One) [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from........................to........................

Commission File Number 2 - 85175W

STERLING MEDIA CAPITAL GROUP, INC. (formerly Electro Kinetic Systems, Inc.) (Exact name of registrant as specified in its charter)
               PENNSYLVANIA                                          22-1954716
        (State or other jurisdiction of                          (I.R.S. Employer
        incorporation or organization)                           Identification No.)
7136 S. YALE AVE. SUITE 300 TULSA, OKLAHOMA 74136-6381 (Address of Principal executive offices)(Zip Code) (918) 524-3715 (Registrant's telephone number, including area code) Electro Kinetic Systems, Inc. 525 Washington Blvd, 36th Floor, Jersey City, N.J. 07910 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No X

1

2 STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS :

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS: The number of shares of registrant's Common Stock outstanding as of June 30, 2000, is 31,362,369 shares.

INDEX

PART I. FINANCIAL INFORMATION                                                  3

ITEM 1. FINANCIAL STATEMENTS                                                   3

Consolidated Balance Sheets as of June 30 2000 (Unaudited) and
    December 31, 1999                                                  F-1     3

Consolidated Statement of Operations for the Three Months Ended March 31, 2000
    and 1999 and Six Months Ended June 30, 2000 and 1999 (Unaudited)    F-2    4

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the
    Six Months Ended June 30, 2000 and Year Ended December 31, 1999     F-3    4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000
    and 1999 (Unaudited)                                                F-4    5

Notes to Consolidated Financial Statements                              F-5.   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                                      7

PART II. OTHER INFORMATION                                                     8

SIGNATURES.                                                                   11
2 3 STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS as of June 30, 2000 and December 31, 1999
                            ASSETS

                                                                 (unaudited)

CURRENT ASSETS:                                                 $6,182                  $611
    Cash                                                             0                 2,000
                                                                     -                 -----
    Receivable                                                  $6,182                $2,611
                                                                ======                ======

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Accounts Payable                                           $11,345               $22,176
    Total Current Liabilities                                   11,345                22,176
                                                                ------                ------

NOTES PAYABLE                                                   35,000                     0
                                                                ======                     =

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Class A common shares, no par value authorized -         3,464,452             3,452,521
90,000,000
       shares; issued 31,362,369 in 2000 and 31,287,369 in
1999
    Additional paid-in capital                                  97,043                52,293
    Accumulated deficit                                      (3,601,658)          (3,524,379)
                                                             -----------          -----------
    Total Stockholders' Equity (deficiency)                   (40,163)              (19,565)
                                                              --------              --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                                $6,182                $2,611
                                                                ======                ======
See accompanying notes to consolidated financial statements.

F-1

3

4 STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS for the Three Months and Six Months Ended June 30, 2000 and 1999

                                                        Three Months Ended     Six Months Ended
                                                             June 30,              June 30,

                                                         2000       1999       2000        1999
                                                         ----       ----       ----        ----

Selling, general and administrative expenses               $15,827     $7,276    $32,334     $13,275
                                                         -------     ------    -------     -------

Other income (expenses)
    Interest expense                                                          (44,945)
    Cancellation of accrued interest                                  2,100
    Cancellation of Indebtedness                                     40,528                 40,528
                                                                     ------                 ------
                                                                     42,628   (44,945)      40,528
                                                                     ------   --------      ------
Net income (loss) for the period                       $(15,827)    $35,352  $(77,279)     $27,253
                                                       =========    =======  =========     =======

Income/(Loss) per share - Basic and Diluted              (.0005)       .001     (.002)        .001

Average number of common shares outstanding            31,325,076 30,166,069 31,325,076 30,166,069
See accompanying notes to consolidated financial statements.

F-2

STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) for the year ended December 31, 1999 and the six months ended June 30, 2000

                                 Class A Common Stock
                                                          Additional    Accumulated     Total
                                   Shares     Amount       Paid-in        Deficit
                                                           Capital

                                 ----------- ---------- --------------- ------------- ----------
                                 ----------- ---------- --------------- ------------- ----------

Year ended December 31, 1999:
    Balance, beginning of year   30,166,069  $3,441,308        $52,293  $(3,660,673)  $(167,072)
    Debt settled for stock       1,121,3000     11,213                                   11,213
    Net income                                                               136,294    136,294

                                 ----------- ---------- --------------- ------------- ----------
                                 ----------- ---------- --------------- ------------- ----------

Balance, end of year             31,287,369  3,452,521          52,293   (3,524,379)   (19,565)

Six months ended June 30, 2000:
    Imputed interest on
Convertible                                                     44,750                   44,750
        notes payable
    Debt settled for stock           75,000     11,931                                   11,931
    Net Loss                                                                (77,279(   (77,279)

                                 ----------- ---------- --------------- ------------- ----------
                                 ----------- ---------- --------------- ------------- ----------

Balance, end of period           31,362,369  $3,464,445        $97,043  $(3,601,658)  $(40,163)
                                 ==========  ==========        =======  ============  =========
See accompanying notes to consolidated financial statements.

F-3

STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS for the six months ended June 30, 2000 and 1999

                                                                         Six Months Ended June 30,
                                                                             2000          1999

                                                                         ------------- -------------
                                                                         ------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                $(77,279)       $27,253
                                                                            ---------       -------

Adjustments to reconcile net loss to net cash used in operating activities:
    Imputed interested on notes payable                                        44,750
    Stock issued for legal fees                                                 5,000
    Change in assets and liabilities:
        Accounts receivable                                                     2,000
        Accounts payable and accrued expenses                                 (3,900)      (10,316)
        Officer's loans payable                                                            (15,700)
        Notes payable                                                                      (35,828)
        Reserve for contingencies                                                            20,000

                                                                         ------------- -------------
                                                                         ------------- -------------

                                                                               47,850      (41,844)

                                                                         ------------- -------------
                                                                         ------------- -------------

        Net cash used in operating activities                                (29,429)        14,951

                                                                         ------------- -------------
                                                                         ------------- -------------

Cash flows from financing activities:
    Liabilities settled for stock                                                            10,712
Proceeds from notes payable                                                    35,000

                                                                         ------------- -------------
                                                                         ------------- -------------

        Net cash flows from financing activities                               35,000        10,712

                                                                         ------------- -------------
                                                                         ------------- -------------

Net increase (decrease) in cash                                                 5,571       (3,879)

Cash, Beginning of period                                                         611         4,065

                                                                         ------------- -------------
                                                                         ------------- -------------

Cash, End of period                                                            $6,182          $186
                                                                               ======          ====
5 6 STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES See accompanying notes to consolidated financial statements. F-4 STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NOTE 1- BASIS OF PRESENTATION: The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB, which became effective on March 31, 2000 and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year. GOING CONCERN - The Company has a history of continuing operating losses and failure in its ability to exploit various opportunities it has pursued. While its financial position has improved marginally as a result of its recent financing of $35,000 in the form of two-year convertible notes, the Company has a negative net worth and no operations to provide capital. The auditors, in their annual report for the year ended December 31, 1999, expressed doubt about the Company's ability to continue as a going concern. As of the filing date of this report, the Company has successfully completed a reverse merger, as described in Note 2, below. 6 7 STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES NOTE 2 - SUBSEQUENT EVENTS: Effective July 7, 2000, the Company acquired Sterling Media Fund Managers LLC ("SMFM") , an Oklahoma Limited Liability Company resulting in SMFM becoming a wholly owned subsidiary of EKS. Immediately after the acquisition, EKS changed its name to Sterling Media Capital Group, Inc. ("SMCG"). After the transaction was completed, the former members of SMFM own approximately 91.5% of the equity and voting rights of EKS and the former stockholders of EKS own the remaining 8.5%. The acquisition will be accounted for as a purchase of EKS by SMFM. It is currently contemplated that the shareholders of SMCG will authorize a "reverse-split" to reduce the number of SMCG shares authorized to 17,000,000 shares. After conversion of SMFM Convertible Note Holders, SMFM Option Holders and others, as discussed below, SMCG will have 17,000,000 shares of common stock issued and outstanding with 15,555,000 of these shares, (91.5%), held by the old shareholders of SMFM and 1,445,000 shares will be held by the old shareholders of EKS. Current SMFM members will own 13,121,111 shares of SMCG common stock after the exchange and "reverse-split". It is anticipated that the SMFM Convertible Note Holders will exercise their conversion features and receive, in aggregate, 1,155,736 shares of SMCG common stock after the exchange and "reverse-split". It is anticipated that the SMFM Option Holders will exercise their options and receive, in aggregate, 1,162,930 shares of SMCG common stock after the exchange and "reverse-split". Other SMFM account payable holders will receive 115,223 shares of SMCG common in extinguishment of their amounts due. EKS convertible note holders are expected to convert their notes into approximately 229,900 shares of SMCG common stock after the "reverse-split". NOTE 3 - IMPUTED INTEREST ON CONVERTIBLE DEBT The Company borrowed $35,000 during the first two quarters of 2000 under two year, 6% notes, convertible into 7,000,000 common shares. The accounting requirement is to value the conversion factor as interest computed by the difference between the average bid and ask price of the common stock (.0135) and the conversion price (.005) times the number of shares (7,000,000) to which the loan can be converted. This calculation has no effect on stockholders' equity (deficiency) since the expense charged to earnings is offset by a corresponding increase in paid-in capital. F-5 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. The following discussion should be read in conjunction with the selected financial data and the financial statements appearing elsewhere in this report. GENERAL Electro-Kinetic Systems, Inc. [EKS or the Company] was formed on April 24, 1972, under the laws of the State of Pennsylvania. Its corporate office was located in Jersey City, New Jersey. As of the filing date of this report, the corporate offices have been relocated to Tulsa, Oklahoma. The consolidated financial statements include the accounts of Electro- 7 8 STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES Kinetic Systems, Inc. and its wholly owned subsidiaries. Because the acquisition of SMFM was after the report date of this report, SMFM's accounts are not included in the consolidated financial statements. Pro forma financial statements showing combined accounts were presented with the Company's Form 8-K (and Form 8-K/A) which have been previously filed. RESULTS OF OPERATIONS The Company ceased its laboratory operations in March 1995 and failed in its subsequent efforts for profit education (1996), magazine publishing (1996), visual communication technology (1997), marketing of computer decision models (1997 and 1998), and desktop publishing and printing (1995-98). The Company had no operations in 1999 and 2000, to date. The Company's 50% owned unconsolidated affiliate, Printone Media Inc., ceased operations in 1998. As a result of the acquisition of Israel Investment Technologies, Inc. and two affiliates, in September 1995, the Company acquired certain preliminary designs for developments of computer models in the fields of medical compliance and electronic book publishing. The Company has been unsuccessful in its efforts to exploit these developments. The Company's loss for the first two quarters was ($77,279) in 2000 compared to a profit of $27,253 for 1999. The change was due primarily as a result of increases in interest expense of approximately $45,000 and the absence of cancellation of indebtedness income that occurred in 1999. LIQUIDITY AND CAPITAL RESOURCES Working capital increased from ($19,565) as of December 31, 1999 to ($5,163) as of June 30 2000. New directors and officers were elected (with the exception of one carryover member) in January 2000, who negotiated loans in the amount of $35,000, due in two years with an interest rate of 6%, convertible into common shares of the Company as detailed above. Shareholders' equity declined from ($19,565) to ($40,163), as a result of an operating loss of $(77,279) offset by $44,750 of imputed value of the debt conversion feature and by the issuance of 75,000 shares of stock in partial payment of indebtedness valued at $11,931. (The debt for which stock was issued and settled.) The Company's losses during the past years have been funded by the sale of its common stock, by loans from shareholders, and by the disposal of a subsidiary. For the Company to become a viable entity, it must continue to raise sufficient capital to fund its plans. The Company has successfully completed a merger, as described in the footnotes to the financial information, above, and in Other Items # 5, below. The business combination provided the Company much needed capital (see form 8-K and amended form 8-K); however SMCG will continue to seek sources of liquidity. PART II - OTHER INFORMATION ITEM 1: LEGAL PROCEEDINGS NONE 8 9 STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES ITEM 2: CHANGES IN SECURITIES There have been no instruments defining the rights of any holder of any class of any registered security which has been materially modified. ITEM 3: DEFAULTS UPON SENIOR SECURITIES NONE ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS NONE ITEM 5: OTHER INFORMATION BUSINESS COMBINATION Business combination - Electro Kinetic Systems, Inc. entered into an agreement with Sterling Media Fund Managers, Inc. on June 7, 2000 to acquire all of the outstanding stock of SMFM in exchange for 91.5% of EKS. The exchange was consummated on July 7, 2000. These transactions were previously reported in filings 8-K, dated June, 7, 2000 and filed June 14, 2000; 14F1, filed June 21, 2000; and 8-K, dated July 7, 2000 and filed July 24, 2000, and 8-K/A, filed July 28, 2000. CONSULTING AGREEMENT(S) The company has entered into a consulting agreement with DDC/Telesis Realty Group of Texas, Inc., in which DDC/Telesis will provide assistance in developing the Company's business operations and strategic planning primarily for activities in the U.S. and selected foreign countries. DDC/Telesis has significant expertise in financial and strategic planning matters. The contract is effective as of August 15, 2000 and provides for an initial term of three years. A copy of the contract, and related Disclosure of Consulting Arrangement is provided below in Exhibit 10. DISCLOSURE OF CONSULTING ARRANGEMENTS Since its inception in April 1999, Sterling Media Fund Managers, L.L.C. ("SMFM", a newly acquired subsidiary of the Company) has engaged a consulting firm, DDC/Telesis Realty Group of Texas, Inc. ("DDC") to advise and assist management and the board of directors of SMFM. In conjunction with that consulting arrangement, certain officers of DDC were founding shareholders of SMFM. From inception, under that consulting arrangement, DDC had no authority at any time to bind SMFM. Pursuant to that consulting arrangement, several of the officers of DDC have been active in performing DDC's consulting activities to SMFM. Among those officers is Don R. Dixon, 61, who owned and operated several companies that have been actively involved in the corporate finance and real estate industries for over 38 years, based in Dallas, Texas and southern California. From 1981 to 1986 Mr. Dixon was active in the savings and loan industry as a principal of a Texas savings and loan company. In 1991, Mr. Dixon was convicted in a criminal proceeding in the United States District Court in the Northern District of Texas for acts he committed in 1985 and 1986 while he was chief executive officer, a director and principal shareholder of Dondi Financial Corporation, a savings and loan holding company that 9 10 STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES owned over 90% of the capital stock of Vernon Savings and Loan Association ("Vernon"). Mr. Dixon was sentenced to five years imprisonment and ordered to pay restitution for conspiracy to misapply funds and to make false entries and statements with intent to defraud, for misapplication of funds belonging to Vernon, for making false entries in the records of a subsidiary of Vernon, and for using a facility in interstate commerce to facilitate the promotion of prostitution. In 1993, Mr. Dixon entered into a plea agreement in a criminal proceeding in the same court for acts he committed in 1983 through 1986. Mr. Dixon was sentenced to four years imprisonment for conspiracy to defraud and obtain monies from a financial institution, for bank fraud and aiding and abetting a fraud, and for misapplication of funds in connection with the use of jet aircraft owned or leased by or on behalf of Vernon. Mr. Dixon's sentences were served concurrently, and he is presently on probation through August 2000. The Board of Directors of the Company carefully considered these issues, and concluded that they represent past conduct that is fully settled. Notwithstanding these issues, the Board of Directors believes that Mr. Dixon will be able to make a significant contribution to the Company through his arm's-length consulting relationship with the Company as an officer of DDC. Therefore, the Company has recently entered into a written consulting agreement (a copy of which is included as an exhibit to this filing) with DDC that expressly limits DDC to consulting services with no authority to act, bind, or otherwise officially represent the Company. ITEM 6: EXHIBITS AND REPORTS OF FORM 8-K (a) Exhibits required by Item 601 of Regulation SB. Exhibit No. Description -------------- ---------------------------------------------------------- 10 Consulting contract between the Companyand DDC/Telesis Realty Group of Texas, Inc. (b) Reports on Form 8-K The Company filed form 8-K on July 24, 2000 reporting the above described business combination. The Company filed an amended 8-K/A on July 28, 2000 providing all necessary financial information incident to the business combination. 10 11 STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized: Date: August 15, 2000 STERLING MEDIA CAPITAL GROUP, INC. --------------------- By: /s/ DWIGHT L. PIERCE ------------------------------ DWIGHT L. PIERCE, President Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the Registrant and the capacities indicated and on the dates indicated. SIGNATURE CAPACITY DATED /s/ DWIGHT L. PIERCE August 15, 2000 --------------------------- ---------------------- DWIGHT L. PIERCE President and CEO; Director /s/ DAVID C. ANNIN August 15, 2000 --------------------------- --------------------- DAVID C. ANNIN Vice-President and Treasurer; Director (Chief Accounting Officer) THE REST OF THIS PAGE INTENTIONALLY LEFT BLANK 11 EX-10 STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES 1 EXHIBIT INDEX Exhibit No. Description -------------- --------------------------------------------------------------------- 10 Consulting contract between the Company and DDC/Telesis Realty Group of Texas, Inc. EX-10 - MATERIAL CONTRACTS ENTERED INTO BY COMPANY This consulting agreement (the "Agreement") is entered into effective this 15th day of August 2000 by and between Sterling Media Capital Group, Inc. and its subsidiaries and affiliated partnerships (collectively the "Company"), and DDC/Telesis Realty Group of Texas, Inc. and its principal employees (collectively the "Consultant"). For and in consideration of the mutual covenants contained herein and of the mutual benefits to be derived hereunder, the parties agree as follows: 1. Services. Consultant is hereby retained by the Company to serve as an independent --------- consultant to provide advice and services to the Company in connection with developing its business operations and strategic planning primarily for activities in the U.S. and selected foreign countries. In general, the Consultant will assist the Company in finding business opportunities in real estate, equity investments, and other business and joint venture arrangements with domestic and foreign companies where economic benefits can be recognized. On behalf of the Company, the Consultant will assist in and/or undertake the negotiation of various business opportunities and Company agrees to finance and/or undertake these business opportunities when mutually agreed upon by all parties thereto, subject to the final approval of the Company's Executive Committee and/or its board of directors. In addition, Consultant shall serve as a general advisor to the Company's board of directors in such matters as the board determines, and may from time to time reasonably request, including without limitations, advice and service with respect to those matters as to which Consultant has special competence by reason of its principals' experience, knowledge, and abilities. Consultant will make its principal employees available at reasonable times to perform all services reasonably requested by the Company. Consultant further agrees to use Company's legal, accounting, banking, and financing facilities to conduct all business where Company is or may be involved. 2. Limitation on Scope of Services. In connection with the Consultant's role with -------------------------------- respect to potential projects for business, Consultant is specifically prohibited from making financial commitments obligating the Company without prior approval of its CEO, its Executive Committee, and/or its board of directors. Except as otherwise set forth herein, the Consultant shall have no authority to act, bind, or otherwise officially represent the Company. 3. Term. The term of this Agreement shall commence on the effective date of this ----- Agreement and continue for three (3) years thereafter. Neither party may terminate this Agreement prior to the end of the term set forth herein without "cause". Cause shall be defined herein as actions taken by one of the parties hereto that results in adverse effects to the other party, where such actions represent fraud, theft, gross misrepresentation, gross negligence, or bad faith against the other party. 4. Compensation. The Consultant's compensation program for services shall be ------------- determined by mutual consent of the Consultant and the Compensation Committee of the Company's board of directors, to be determined and set forth in writing within thirty (30) days following the effective date of this Agreement (and shall be retroactive to the effective date EX-10 1 EX-10 STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES 2 of this Agreement). Once developed and approved as outlined herein, the Consultant's compensation program shall be approved in writing by all parties hereto and attached hereto as Exhibit "A", which shall then become an integral part of this Agreement by reference hereto. The Consultant's compensation program shall definitively set forth in writing the agreement between the Consultant and the Company regarding monthly consulting fees, quarterly and/or annual incentive management fees payable in cash to the Consultant, and reimbursement by the Company in cash of all reasonable expenses incurred by Consultant on behalf of the Company, and reasonable benefits available to the Consultant, including but not limited to health insurance, automobile expenses, the provision of office space, office expenses, and access to Company staff personnel for services. 5. Independent Contractor. Consultant is retained under the terms of this Agreement ---------------------- as an independent contractor and nothing herein shall be construed as creating an employer/employee relationship between the parties. Consultant shall be solely liable for the payment of any taxes imposed or arising out of the payment of the compensation to it by the Company. 6. Specific Situations. While retained by the Company, Consultant agrees that it will ------------------- not make any statement or perform any act intended in any way that will or may injure an interest in the Company in its relationships and dealings with existing or potential clients or do any act that would be disloyal to the Company or in violation of any provision of this Agreement. 7. Proprietary Rights. With respect to and except as otherwise agreed in writing by the ------------------- Parties, each Party will exclusively own any proprietary rights in and to all work products and other data pertaining to any discoveries, inventions, patent rights, copyright rights and the like (collectively, "Intellectual Property Rights") that are independently developed by such Party. This Agreement does not grant to any Party any rights in, or license to, any present or future Intellectual Property Rights. Neither Party will be prevented from using ideas, concepts, expressions, know-how, skills and experience possessed by it prior to, or independently developed with or without the use of the other Party's information and any information learned by it in the course of, performance of its obligations under this Agreement. This provision will not, however, be deemed to be a license under any valid U.S. patent. 8. Nondisclosure of Information. Consultant agrees that, except under written mandate ---------------------------- from a court of competent jurisdiction or authorized government agency, during the term of this Agreement, Consultant will not, directly or indirectly, disclose to any person not affiliated with or authorized by the Company to receive or use such information, any of the Company's confidential proprietary data, information, techniques, or give to any person not authorized by the Company to receive it or any information that is not generally known to anyone other than the Company or that is designated by the Company as "limited", "private", "confidential", or otherwise marked to indicate its confidential nature. 9. Assignment. This Agreement may not be assigned by either party without the prior ----------- written consent of the other party. 10. Entire Agreement. This Agreement between the parties shall be considered the only ----------------- agreement or understanding between the parties hereto with respect to the advice and consulting services to be provided by Consultant to the Company. This Agreement cannot be modified except by a written document signed by the party to be charged therewith. Governing Law. This Agreement shall be governed by and interpreted in accordance with -------------- the laws of the State of Texas. EX-10 2 EX-10 STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES 3 AGREED AND APPROVED THIS 15th DAY OF AUGUST, 2000 BY: ---- STERLING MEDIA CAPITAL GROUP, INC. "COMPANY" /s/ Dwight L. Pierce /s/ David C. Annin -------------------------------------- --------------------------------------- Dwight L. Pierce, President David C. Annin, Vice President and Secretary DDC/TELESIS REALTY GROUP OF TEXAS, INC. "CONSULTANT" /s/ Don R. Dixon --------------------------------------- Don R. Dixon, Vice President EX-10 3