Form 10QSB
period 2000-09-30
STERLING MEDIA CAPITAL GROUP INC
filed 2000-11-14
CIK 723616

 =================================================================================================================== SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15 (D) of the SECURITIES AND EXCHANGE ACT OF 1934 For the quarter ended ___SEPTEMBER 30, 2000_______ ------------------

STERLING MEDIA CAPITAL GROUP, INC.

(Formerly _Electro Kinetic Systems, Inc.________) --------------------------------------- (Exact name of registrant as specified in its charter)

__PENNSYLVANIA___

(Formerly _________) (State or other jurisdiction of incorporation or organization)
                           __2 - 85175W ______                       ___22-1954716__________
                           -------------------                       -----------------------
                        (Commission File Number)              (IRS Employer Identification Number)
4570 Westgrove Dr., Suite 220, Addison, Texas 75001 --------------------------------------------------- (Address of principal executive offices) (972) 248-4411___ ------------- (Registrant's telephone number, including area code) Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------- ------ Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  Class                              Outstanding at _September 30, 2000____________
                  -----                              ----------------------------------------------
              Common Stock                                       84,819,869
                                                                 ----------
===================================================================================================================

FORM 10-QSB

STERLING MEDIA CAPITAL GROUP, INC.

(Formerly __Electro Kinetic Systems, Inc.__) ---------------------------- -------------------------------------------------------------------------------------------------------------------

INDEX

PART 1         FINANCIAL INFORMATION.........................................................    2

ITEM 1         FINANCIAL STATEMENTS

Consolidated Balance Sheets as of September 30, 2000 (Unaudited) ...     F-1.................    3

Consolidated Statement of Operation for the Three Months Ended
        September 30, 2000 and 1999 and the Nine Months Ended
         September 30, 2000 and 1999 (Unaudited)    ..................   F-2.................    4

Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
        for the Nine Months Ended September 30, 2000 and the Year
        Ended December 31, 1999
                             ..........................................  F-3.................    4

Consolidated Statements of Cash Flow for  the Nine Months Ended
        September 30, 2000 and 1999
                             ..........................................  F-4.................    5

Notes to Consolidated Financial Statements
                             ..........................................  F-5..................   5

ITEM  2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL

Part 1. Financial Statements

Item 1 Financial Statements

STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of September 30, 2000

                                                                                        September 30,
                                                                                            2000
                                                                                            --------------

                           ASSETS

CURRENT ASSETS:
         Cash                                                                             $      1,836
         Due From Investment Companies                                                       225,543
                                                                                             -------
                  Total Current Assets                                                       227,379
                                                                                             -------
NON-CURRENT ASSETS
         Notes Receivable from Related Parties                                              438,655
         Accrued Interest Receivable                                                         29,631
         Fixed Assets                                                                         1,270
         Media Credits                                                                    2,500,000
         Goodwill                                                                            129,059
                                                                                          ----------
                  Total Non-current Assets                                                3,098,615
                                                                                          ---------

         TOTAL ASSETS                                                                    $3,325,994
                                                                                          =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current Liabilities
         Accounts Payable                                                                $   172,849
         Accrued Officer's Salaries                                                            86,000
         Advances from Related Company/Parties                                               100,000
         Accrued Interest Payable                                                              96,719
         Current Portion of Notes Payable                                                     335,000
         Convertible Notes Payable                                                            925,000
         Loans from Shareholders                                                               28,580
                                                                                            ---------
                  Total Current Liabilities                                                1,744,148
                                                                                           ---------
Long-Term Liabilities
         Long-term Portion of Notes Payable                                                          -0-
                                                                                             -------------
                  Total Long-Term Liabilities                                                        -0-
                                                                                            ------------
         TOTAL LIABILITIES  1,744,148
                            ---------

                  SHAREHOLDERS' EQUITY
SHAREHOLDERS' EQUITY
         Common Stock; 90,000,000 shares authorized, 84,819,869 issued and outstanding     2,883,111
         Preferred Stock 10,000,000 authorized, 3,535,538 issued and outstanding;                      0
         Additional Paid-in-Capital                                                            52,293
         Retained Earnings (Deficit)                                                      (1,353,558)
                                                                                          -----------
         TOTAL SHAREHOLDER'S EQUITY                                                        1,581,846
                                                                                           ---------

                  TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                            $  3,325,,994
                                                                                        =============
ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

F - 1

STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES INTERIM CONSOLIDATED STATEMENT OF OPERATIONS as of September 30, 2000 and December 31, 1999
                                                                  Three Months Ended            Nine Months Ended
                                                                        September 30,                September 30,
                                                                  2000         1999                    2000                1999
                                                                  -------------                        ----                ----

         REVENUE
Revenues                                                          $ -0-          $ -0-        $ -0-       $ -0-
         TOTAL REVENUES

         EXPENSES
Operating Expenses
         Consultants and Advisors                                53,120           3,181     181,364       4,113
         Payroll costs                                          102,150         15,215      232,955      25,222
         Office Costs                                            91,303         50,449      155,613      55,272
         Other General and Administrative                       134,599         38,659      227,759      60,814
                                                                -------         ------      -------      ------
            Total operating expenses                                          381,172       107,504     797,691
                                                                              -------       -------     -------
145,421
-------
                  LOSS FROM OPERATIONS                           (381,172)    (107,504)    (797,691)    (145,421)
Other Income/Expense
         Interest Income from Advances                           6,941                       20,822
         Interest Expense                                       (32,590)              -0-   (94,747)            -0-
                                                                 -------     ------------    -------   ------------
         LOSS FROM OPERATIONS BEFORE INCOME TAXES               (406,821)     (107,504)    (871,616)   (145,421)
         Provision for income Taxes                                    -0-            -0-         -0-           -0-
                                                                ----------    -----------   ---------  ------------
                  NET LOSS FROM OPERATIONS                     $ (406,821)  $ (107,504)  $ (871,616) $ (145,421)
                                                              ============  ===========    ========= ===========
ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

F - 2

STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY) for the year ended December 31, 1999 and the nine months ended September 30, 2000
                                    SFMF                                  SMCG (formerly EKS)       Series  A
Additional
                                       Membership Interests     Contributed          Common Stock
Preferred           Paid-In         Accumulated
                                       Shares         Amount         Capital             Shares             Amount
                                       --------       --------       ------              ------             -----
  Stock    Capital         Deficit                                    Total
  -----    -------         -------                                    ----

Year ended December 31, 1999:
         Balance, beginning of year
         Issue Stock            110,000      $    1,000                                                 $    1,000
         Contributed Services                                              136,000
136,000
         Net  Loss for 1999                                                                               $
(481,942)          (481,942)

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------
 Balance, end of year                     110,000                        1,000                136,000
(481,942)          (344,942)

-----------------------------------------------------------------------------------------------------------------------------------------------------------------------

Nine Months  ended September 30, 2000:
    Shares issued for assets                          3,877                                             2,500,000
 2,500,000
    Contributed Services                                                                                  96,000
96,000
SMFM / EKS Merger:
     EKS shares outstanding                                                 31,362,369       2,792,111
  52,293             2,844,404
     Surrender of SMFM shares                   (113,877)  (2,501,000)     (232,000)
  (2,733,000)
     Additional SMCG shares issued
46,000,000        0

---------------------------------------------------------------------------------------------------------------------------------------------------------------
    Net Change attributable to Merger                     (110,000)  (1,000)    (136,000)
77,362,369       2,792,111        52,293        2,707,404

---------------------------------------------------------------------------------------------------------------------------------------------------------------

    Other Post-Merger Capital Activity
        Debt settled for stock
7,082,500           35,000      35,000
        Stock issued for cash
375,000           56,000                   56,000
        Net Loss from operations
(871,616)           (871,616)

---------------------------------------------------------------------------------------------------------------------------------------------------------------
             Other Post-Merger Changes                                       7,457,500           91,000
  (871,616)         (780,616)

---------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance end of Period                       0       0     0      84,819,869         $2,883,111            $ 52,293
$(1,353,558)      $1,581,846

=================================================================================================
ACCOMPANYING NOTE ARE AN INTEGRAL PART OF THESE STATEMENTS F - 3 STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS for the nine months ended September 30, 2000 and 1999
                                                                                  Nine Months Ended
                                                                                          September 30,
                                                                                   2000              1999
                                                                                   ----              ----
CASH FLOW FROM OPERATING ACTIVITIES:
         Net Loss                                                                (871,616)          (145,421)
Adjustments to reconcile net loss to net cash used in operating activities
         Expenses paid for related companies/parties to be reimbursed            (326,357)           (25,009)
         Accrued Interest Income                                                 (20,822)         (102,400)
         Accounts Payable/Accrued expenses                                         349,685
         Contributed Capital for Services                                            96,000                  -0-
                                                                                 ----------          -----------
                           Net Cash Used in Operations                           (773,110)           (272,830)
                                                                                                     ---------
Cash flow used in Investing Activities:
         Purchase of Property and Equipment                                          (1,022)              (721)
                                                                                   -------             ------
                           Net cash used in investment Activities                  (1,022)              (721)
                                                                                   -------              -----
Cash Flow from Financing Activities:
         Proceeds from issuance of stock                                             56,000             1,000
         Proceeds from debt                                                                           716,500
200,000
         Proceeds from Related Company advances                                                     100,000
                                                                                 -----------       ------------
                           Net cash from Financing Activities                      772,500            301,000
                                                                                 ---------         ----------
Net increase in cash                                                                                 (1,632)
  27,449
Cash - beginning of period                                                          3,467                   -0-
                                                                                  -------            ----------
Cash  -  end of period                                                            $  1,835            $   27,449
                                                                                  ==============================
ACCOMPANYING NOTE ARE AN INTEGRAL PART OF THESE STATEMENTS

F - 4

STERLING MEDIA CAPITAL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS NOTE 1- BASIS OF PRESENTATION: All financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 8-K filed July 24, 2000. NOTE 2 - SUBSEQUENT EVENTS:

Effective July 7, 2000, the Company acquired Sterling Media Fund Managers LLC (“SMFM”) , an Oklahoma Limited Liability Company resulting in SMFM becoming a wholly owned subsidiary of EKS. Immediately after the acquisition, EKS changed its name to Sterling Media Capital Group, Inc. (“SMCG” or “the Company”). After the transaction was completed, the former members of SMFM own approximately 91.5 per cent of the equity and voting rights of EKS and the former stockholders of EKS own the remaining 8.5 per cent. The acquisition was accounted for as a purchase of EKS by SMFM.

On November 2, 2000, the Board of Directors effected a reduction in the number of common shares outstanding from a total of approximately 84,000,000 common and 3,535,538 shares of Series A Preferred to approximately 17,000,000 “new” common shares. All Series A Preferred was converted to “new” common shares.

On November 3, 2000, the Board of Directors called a Shareholders’ Meeting to be held, tentatively, on December 5, 2000 to authorize the reincorporation of the Company in the State of Nevada under the name Sterling Capital Investment Group, Inc. At the same time, it is expected that Shareholders’ will authorize a “reduction of shares” reducing the number of SMCG shares to approximately 17,000,000 shares. Former shareholders of SMFM received SMCG Preferred Series “A” stock as part of the merger transaction. These shares will now be converted to SMCG common shares, removing all Series “A” shares now outstanding. These common shares now trade OTC:BB under the symbol “SCIG”. The Board has authorized the sale of Series “B” Preferred stock to raise needed operating capital.

F - 5

Item 2. Management’s Plan of Operation

PLAN OF OPERATIONS Sterling Media Fund Managers

Sterling Media Fund Managers, L.L.C. (“Sterling Managers”), a wholly-owned subsidiary of Sterling Media Capital Group, Inc. (the “Company”), was established in April 1999 as an asset management company that manages a pool of non-cash, media-based assets.. These media credits are held in Sterling Media Capital Fund I, L.P. One new media based fund has been established (see Sterling Media Capital Fund III, L.P discussed below) and an additional one is being negotiated (see Sterling Media Capital Fund V, L.P discussed below) which will come under the management of Sterling Managers such that the total net asset base under management could substantially increase by the end of the year. If Sterling Managers are able to execute on their business plan, then the assets under management by Sterling Managers are intended to be used in such a fashion so as to provide income from a combination of management fees plus a “profits interest” to Managers in concert with other third parties.

Sterling Media Capital Fund I, L.P. and subsidiaries

Sterling Managers is the managing general partner of Sterling Media Capital Fund I, L.P. (“Fund I”), its operating subsidiary, Sterling Media Investment Group, L.P. (“SMIG”), and other Portfolio subsidiaries (collectively the “portfolio companies”). Fund I, operating in conjunction with SMIG, operates as a non-cash, media-based fund with Sterling Managers acting as its financial advisor and managing partner. Fund I and SMIG receive non-cash investment capital in the form of pre-paid advertising time and/or space (“media credits”) in exchange for its equity securities (partnership participations). It is then the responsibility of Sterling Managers to invest those media credits in one form or another into projects in exchange for a profits/equity interest in each such project.

Fund I and SMIG are continuing to seek a credit facility whereby the pool of media credits may be used as collateral enhancement to borrow funds for direct investment. There can be no assurance that the Company will be successful in this objective. The methodology being used in this process requires first an appraisal of the “fair market value” of each of its media credits from two third-party, independent and credentialed professionals, then the utilization of these appraisals as a basis of value in the securitization process of the media credits. The plan is to use the media credits as collateral enhancement for certain targeted assets to be purchased which would form the asset-backed collateral package for multiple debt issues, which are intended to be funded by the private or public capital markets. Management is currently reevaluating its business model with respect to Fund I. Due to the type of media currently in Fund I inventory, management may adjust its business plan to invest the media directly into companies in return for an equity participation and management may also make an effort to liquidate at discount a substantial portion of Fund I and invest the after-tax dollars into appropriate investments. There can be no assurance these efforts will be successful.

Sterling Managers’ principal responsibility is to manage the media credits and cash assets of its various affiliated funds and partnerships, and to offer proactive investment and management direction to its investee portfolio companies. As its compensation, Sterling Managers is to be paid origination fees upon initiation of the investments, annual residual fees from its ongoing projects and portfolio companies, plus a participation in the profits of the projects/portfolio companies (which, according to the partnership agreements, are intended to range up to 50% of the partnership’s share of the profits realized by the projects/portfolio companies).

Sterling Media Capital Fund III, L.P

As of November 4, 2000 a new media-based fund, Sterling Media Capital Fund III, L.P., has been established for which an affiliate of Sterling Managers will be the managing general partner The commencement of that fund’s activities is subject to certain conditions that the Company believes will be promptly fulfilled. Fund III has, through its non-managing general partner, affiliation with a New York media buying company, which will act as a facilitator to the General Partners in acquiring the limited partner investors to exchange media credits for partnership interests in the Fund.

A business model similar to that used by Fund I, will be used by Fund III. The profitability of Fund III would depend on the same factors as Fund I. There can be no assurance that Fund III will materialize and, if it does materialize, that the business plan will be executed in a profitable way.

Sterling Media Capital Fund V, L.P.

Another media-based fund is being negotiated for which an affiliate of Sterling Managers would be the managing general partner, namely Sterling Media Capital Fund V, L.P. Discussions are presently in progress for the prospective non-managing general partner of Fund V to be a major rebate and rewards services firm based in Los Angeles, CA. The non-managing general partner will act as a facilitator to the General Partners in acquiring the limited partner investors to exchange media credits for a partnership interest in Fund.

        A business model, similar to that used by Fund I, will be used by Fund V. The profitability of Fund V would depend on the same factors as Fund I. There can be no assurance that Fund V will materialize and, if it does materialize, that the business plan will be executed in a profitable way.

Monoline Insurance Company

Sterling Managers, has in the planning stages, a transaction involving SMIG and a major international reinsurer in which a monoline financial guaranty insurance company would be formed. The business model calls for a monoline insurance company which would be in business to issue investment grade financial guaranties to credit enhance debt for qualified companies. The financial guarantees would give the recipient companies access to the capital markets for investment grade rated corporate debt issues (which projects would normally be relegated to the high-yield debt markets). This could save the otherwise high-yield debt candidate companies substantial dollars in financing costs, plus should allow their corporate debt issues to be more marketable. The investment grade debt markets also provide the investors in the debts much greater marketability and liquidity in the secondary markets. Sterling Managers views this market for rated financial guarantees as a niche in the corporate debt financing markets that is not being adequately served today. There can be no assurance that these efforts will materialize and, if it does materialize, that the business plan will be executed in a profitable way.

The Market Although there are companies that are engaged in the barter of media credits for goods, services and equity participations, the Company believes it has developed a distinctive business model whereby non-cash assets in the form of media credits are acquired from the media industry and used as a form of collateral, by means of securitization. The media credits are monetized when they are pledged along with other assets which are being acquired with the borrowed funds. The assets which are acquired with the borrowed funds are expected to produce a sufficient return to enable the repayment of the debt and return a profit to the fund partnerships. This is an unproven business model and there can be no assurance that the business plan can be executed in such a fashion so as to, at a minimum, repay its debt, and at optimum, render a profit for distribution to the partners. The Company is not aware of any other company operating with the same or similar business plan and therefore cannot evaluate the market with respect to the effect of competition on the business plan. As was previously discussed in the Fund I section, management may adjust its business plan, with respect to Fund I, to invest the media directly into companies in return for an equity participation and to liquidate the media for cash which would be used for investments on an after-tax basis. The ability to securitize media credits is, in part, dependent on the quality of the media credit. A media credit whose issuer is a nationally-know media company, as opposed to a little-known local issuer, is generally regarded as a higher quality media, in part, because it may be perceived as more liquid and, therefore, better collateral enhancement. Therefore, there are three strategies that can be applied to utilization of media credits: 1), liquidation; 2), securitization;.and 3), direct investment into companies for an equity participation. Management will continue to evaluate the best approach to use for each particular type and grade of media and adjust its strategy to accomplish the highest and best use of the media credits under its control. There can be no assurance that the company will be successful in making any of the approaches work. How Media Companies Benefit by Investing in the various Company-managed Media Funds. It is estimated that the traditional media industry (not including the internet based media) in the United States sells over $215,000,000,000 of its available advertising time and/or space for cash. It is further estimated that this aggregate sales volume represents, at most, only 70 per cent of the industry's total available advertising time and/or space. Therefor, it is estimated that 30 per cent of the available media time/space goes unsold each year.

The Company business model offers those smaller and less recognized media companies the opportunity to join together with other such smaller media companies and pool the resources of their respective unsold media inventories, which, under the management of the Company and its affiliates has the prospect of producing a financial return on their investment.

Growth Strategy The ability of Company to grow its assets and develop its income base is directly related to its ability to increase the amount and quality of assets under its management and its ability to successfully access the corporate capital markets, liquidate media credits or to directly invest media credits into companies for an equity participation or any combination thereof. There can be no assurance that such growth strategy will be successful. Customers and Services The Company business model recognizes two types of customers: 1. The owners of the media based assets that it manages. Sterling Media proposes three types of services to its media investors who have contributed the media credits:

(a) management of the media credits after they are invested in the fund, including (but not limited to managing the process of converting the media credit to cash; and (b) management of the process of investing the media credits and/or cash derived from same into investment opportunities; and (c) management of the process of overseeing the investment portfolios and providing continued management assistance and expertise (from inside and outside of the Company) to the investee.

2. The recipient projects or portfolio companies who receive the media credits and/or cash derived from same. The Company proposes two types of services to its project/portfolio company clients:

(a) Venture Capital in the form of media credits or cash or combination thereof, which is provided in a somewhat conventional format, except that the Company, through one or more of its subsidiaries plans to take a significant, and, in most cases, a controlling position in the asset or company which receives the investment capital; (b) Management expertise and assistance, provided to the projects or portfolio company(s) by one or more members of the Sterling Media Capital Group’s management team.

Sales and Marketing All sales and marketing efforts of the Company are carried out by its directors, top management, and a small staff of media, financial, and management personnel. Also, the Company plans to engage and rely on outside third party professionals to assist in sales, marketing, and management of its business activities. Competition Except for media barter companies referred to earlier, the management of the Company is not aware of significant competition for its efforts to acquire media credits from small to middle size media company investors with the concept of converting those media credits received into currency and investing same for profit. With regard to the investing side of the Company's and its media capital fund customers, the major competition is the vast number of private and public venture capital companies that offer, in one form or another, venture capital to start up and emerging companies and projects. It is the view of management that the Company will have a significant and sufficient flow of good and qualified investment opportunities from which to choose in its planned function as the manager of the investment portfolios of its media capital funds. Risk Factors

The following language has been included in certain required filings of the Company. It is shown here, in its entirety, in an effort to meet full disclosure for potential investors. Such individuals should review all prior filings of the Company before investing.

Investment Risk in the Stock of Sterling Media Capital Group, Inc. Investing in the company's stock is highly speculative and you could lose some or all of the amount you invest. The value of the Company's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of your investment in the Company's shares. The securities markets frequently experience extreme price and volume fluctuation which affect market prices for securities of companies. General economic conditions will also affect the Company's stock price. Investing in the company's shares may be inappropriate for your risk tolerance. Investing in the Company's shares may be inappropriate for your risk tolerance. The Fund's investments in accordance with its investment objective and principal strategies may result in an above average amount of risk and volatility or loss of principal. The Funds investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in the Company's shares may not be suitable for you. There can be no assurance that the company, acting as a general partner to various media funds, will be able to use the media credits as an asset from which borrowing can be accomplished. The business model in managing the various media credit funds is primarily dependent on being able to access the capital markets using the media credits as collateral. This is a new and innovative financial model, which as yet is unproven. Not only does a significant amount of the Company's revenue come from placement fees associated with the successful securitization and monetization of the media credits, but also a significant amount of the Company's revenue is expected to come from a profit's participation with the limited partners in the expected profits to be achieved from the investing of the funds accessed from the capital markets using the media credits as collateral. Portfolio Investment Risks The investments which Sterling Media Capital Group, Inc. makes through various subsidiaries and portfolio companies must be profitable in order for the business model to be competent. The following risk must be considered. The inability of the sterling media portfolio companies to develop commercially viable products or businesses would have a negative impact on the company's investment returns. The possibility that the Sterling Media portfolio companies will not be able to commercialize their product or business concept presents significant risk. Thus, the ultimate success of these companies often depends on their ability to continually innovate in increasingly competitive markets. Their inability to do so could affect the Company's investment returns. The inability of the sterling media portfolio companies to successfully market their products or services would have a negative impact on the company's investment returns. Even if the Sterling Media portfolio companies are able to develop commercially viable products or services, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of the Sterling Media portfolio companies may not be successful. An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few individual portfolio company managers and a greater vulnerability to economic downturns. Sterling Media will invest primarily in privately-held companies. Generally, very little public information exists about these companies and Sterling Media will be required to rely on the Company's ability to obtain adequate information to evaluate the potential returns from investing in these companies. Also, privately-held companies frequently have less diverse product lines and smaller market presence than larger competitors. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results. These factors could affect the Company's investment returns. The sterling media portfolio companies will likely have significant competition, both from other early-stage companies and more established companies. Emerging growth companies often face significant competition, both from other early-stage companies and from more established companies. Early-stage competitors may have strategic capabilities such as an innovative management team or an ability to react quickly to changing market conditions, while more established companies may possess significantly more experience and greater financial resources than the Sterling Media portfolio companies. These factors could affect the Company's investment returns. The Company's investment returns will depend on the success of the sterling media portfolio companies and, ultimately, the abilities of their key personnel. The Company's success will depend upon the success of the Sterling Media portfolio companies. Their success, in turn, will depend in large part upon the abilities of their key personnel. The day-to-day operations of the Sterling Media portfolio companies will remain the responsibility of their key personnel. Competition for qualified personnel is intense at any stage of a company's development and high turnover of personnel is common in a booming economy. The loss of one or a few key managers can hinder or delay a company's implementation of its business plan. The Sterling Media portfolio companies may not be able to attract and retain qualified managers and personnel. Any inability to do so may negatively impact the Company's investment returns. Some of the sterling media portfolio companies may need additional capital, which may not be readily available. Companies in which we make seed or expansion round investments will often require substantial additional equity financing to satisfy their continuing working capital requirements. Each round of venture financing is typically intended to provide a company with only enough capital to reach the next stage of development. The Company cannot predict the circumstances or market conditions under which the Sterling Media portfolio companies will seek additional capital. It is possible that one or more of the Sterling Media portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable to the Company, either of which could negatively impact the Company's investment returns. There are significant potential conflicts of interest which could impact the company's investment returns. There are significant potential conflicts of interest inherent in the Company's structure and business model. The principals of the company perform or may perform similar services for other investment funds and serve as officers or directors of other entities, and are thus not able to devote all of their time to the Company. They may also have obligations to investors in those other investment funds, the fulfillment of which might not be in the best interests of the Company. Finally, the interests of a company in which we invest may, from time to time, conflict with the best interests of one or more of the Sterling Media shareholders. Valuing the company's portfolio in the future will be difficult and inexact and may not reflect the true value of the company's investments in portfolio companies. The Sterling Media board of directors will value the Company's portfolio from time to time based on their best estimate of the value of each of the Company's individual investments in portfolio companies. There is typically no public market for the securities of small, privately-held companies. The Sterling Media board of directors may also consult with accounting firms, investment banks and other consulting firms when needed, to assist in valuation of the Company's investments. Portfolio valuation, however, is inherently subjective. The net asset value set by the Sterling Media board of directors may not reflect the price at which you could sell the Company's shares in the open market. The company's returns may be substantially lower than the average returns historically realized by portfolio managers who invest in similar industries. The business of capital investing is growing, and with more capital readily available, the company's success will be largely dependent on a continuing supply of favorable investment opportunities. There has been a significant amount of new capital invested in venture capital funds in recent years and this trend is likely to continue. With the amount of capital available, some companies that may have had difficulty in obtaining funding in the past may be able to do so, notwithstanding that the chances for success in these investments may be marginal. In addition, there is likely to be an increasing amount of competition among venture capital funds for the best investment prospects, particularly in the Internet and information technology sectors. Thus, Sterling Media's success will be largely dependent on the Company's ability to find the most favorable opportunities in a highly competitive venture capital market, while avoiding the marginal prospects. Financial Condition, Capital Resources and Liquidity The Company's start up operations have been funded from loans and convertible preferred stock. For the short term, the company expects to continue to fund its operations in the same way. Therefore, the company will continue to experience losses and cash flow shortfalls which are to be covered by cash from loans and convertible preferred stock. The Company has suffered numerous delays in implementing its business plan. Therefor, due to these delays, certain convertible notes, previously issued by the company, have reached their maturity date. The company has entered into discussion with certain convertible note holders whose notes have reached maturity and it is anticipated that an extension to the primary term of the notes will be obtained. There can be no assurance these efforts will be successful. Forward-Looking Statements This report contains forward-looking statements. Such statements are based upon the the Company's current expectations, beliefs, and assumptions about future events and are other than statements of historical fact, and involve a number of risks and uncertainties. The use in this memorandum of words such as "believe," "anticipate," "expect," "intend," "plan," "estimate," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The Company's actual results of operations may differ materially from those contained in the forward-looking statements in this report. Part II Other Information Item 1. Legal Proceedings. The company is not a defendant in any legal proceedings. Item 2. Changes in Securities and Use of Proceeds The Company sold Common stock totaling 1,750,000 for $56,000 in cash. The proceeds from the sale were used in operations. Item 3. Defaults in Senior Securities NONE Item 4. Submission of Matters to a Vote of Security Holders. NONE Item 5. Other Information Reduction in Outstanding Shares ------------------------------- Pursuant to a resolution by the Board of Directors dated November 2, 2000, the number of SMCG outstanding shares have been effectively reduced whereby one share of "new" SMCG common was issued for each 30.4498 shares of "old" SMCG common shares outstanding on that date. On the same date, all outstanding SMCG Series A Preferred stock, which were issued as a part of the merger, were converted into SMCG "new" SMCG common removing all Series A shares then outstanding. These actions effectively reduced the number of outstanding shares from approximately 84,000,000 common and 3,535,538 shares of Series A Preferred to approximately 17,000,000 "new" common shares. Corporate Reincorporation ------------------------- As discussed briefly above Notes to Consolidated Financial Statements, the Board of Directors has called a Shareholders' meeting to be held, tentatively, on December 5, 2000, 9:00 AM, at its offices located at 4570 Westgrove Drive, Suite 220 in Addison, Texas to approve the Company's reincorporation in the State of Nevada. The expected actions taken at the Shareholders' meeting will result in the Company's name be changed to "Sterling Capital Investment Group, Inc." (already trading under the symbol "SCIG"), the replacement of stock in the existing Pennsylvania corporation with an equal number of shares in the Nevada corporation, and the election of the individuals presently serving as directors and officers to serve in a similar capacity in the Nevada corporation. For more information on the reincorporation, see the Company's PRELIMINARY INFORMATION STATEMENT PURSUANT TO SECTION 14 (C) OF THE SECURITIES EXCHANGE ACT OF 1934, statement PRE-14(c), filed November 3, 2000. Cancellation of Consulting Contract ----------------------------------- On October 31, 2000 the company executed a "Termination of Consulting Agreement" to end the consulting agreement between Sterling Media Capital Group, Inc. and DDC/Telesis Realty Group of Texas, Inc. A copy of that termination agreement is made a part of this 10-QSB as "Exhibit 1". Item 6. Exhibits and Reports on Form 8-K The Company made two 8-K filings during the quarter. The first statement was dated July 24, 2000 and reported the business acquisition by the registrant of Sterling Media Fund Managers, L.L.C. The second filing was made on August 16, 2000 reporting the appointment of new auditors for the Company. Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. SIGNATURES STERLING MEDIA CAPITAL GROUP, INC. (formerly Electro Kinetic Systems, Inc.) By: s/s Paul A. Nussbaum ----------------------------------------------------------- _Paul A. Nussbaum________________, Chief Executive Officer --------------------------------- Date: _November 14, 2000___ ----------------- In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date                                     Signature                              Title
                                         ---------

__November 14, 2000__                    _ s/s  Paul A. Nussbaum__________      Chief Executive Officer
  -----------------                      -----------------------
                                         Paul A. Nussbaum

Date                                     Signature                              Title
                                         ---------

__November 14, 2000__                    _   s/s    David C. Annin ______       Secretary
---------------------                    --------------------------------
                                         David C. Annin
EXHIBITS Index of Exhibits
Exhibit        1         ........................         Termination         of        Consulting         Contract
 .................................................  EX 1.............  15
EX 1

Termination of Consulting Agreement

This termination agreement (the “Agreement”) is entered into effective this 31st day of October 2000 by and between Sterling Media Capital Group, Inc. and its subsidiaries and affiliated partnerships (collectively the “Company”), and DDC/Telesis Realty Group of Texas, Inc. and its principal employees (collectively the “Consultant”).

This Agreement references a consulting agreement (the “Consulting Agreement”) which was entered into and made effective the 15th day of August 2000 by and between the Company and the Consultant.

In consideration of ten dollars ($ 10.00), receipt which is hereby acknowledged by the Consultant, and other good and valuable consideration, the parties hereby mutually agree to terminate the Consulting Agreement effective October 31, 2000 and mutually release each other from all obligations thereunder.

WITNESS OUR HANDS, this 31st day of October 2000.
Sterling Media Capital Group, Inc.                    DDC/Telesis Realty Group of Texas, Inc.

By:  _____________________                            By:   ___________________
        Chief Executive Officer                               Vice-President